Form 10-Q
period 2017-03-31
Strategic Storage Trust IV, Inc.
filed 2017-05-11
CIK 1680232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-212639

Strategic Storage Trust IV, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	81-2847976
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 Terrace Road,

Ladera Ranch, California 92694

(Address of principal executive offices)

(877) 327-3485

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2017, there were 362,561 outstanding shares of Class A common stock and no outstanding shares of Class T common stock or Class W common stock of the registrant.

FORM 10-Q

STRATEGIC STORAGE TRUST IV, INC.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Strategic Storage Trust IV, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of Amendment No. 4 to our Form S-11 Registration Statement (SEC Registration No. 333-212639), as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The information furnished in the accompanying unaudited consolidated balance sheet and related consolidated statements of operations, equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. Our results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
Cash and cash equivalents	$7,194,329	$201,000

Total assets	$7,194,329	$201,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$346,550	$—
Due to affiliates	1,276,627	—

Total liabilities	1,623,177	—

Commitments and contingencies (Note 4)
Equity:
Strategic Storage Trust IV, Inc. Equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Class A common stock, $0.001 par value; 315,000,000 and 30,000 shares authorized at March 31, 2017 and December 31, 2016, respectively; 360,621 and 44 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	361	—
Class T common stock, $0.001 par value; 315,000,000 and no shares authorized at March 31, 2017 and December 31, 2016, respectively; none issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Class W common stock, $0.001 par value; 70,000,000 and no shares authorized at March 31, 2017 and December 31, 2016, respectively; none issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	5,548,635	1,000
Distributions	(54,031)	—
Accumulated deficit	(119,518)	—

Total Strategic Storage Trust IV, Inc. equity	5,375,447	1,000

Noncontrolling interest in our Operating Partnership	195,705	200,000

Total equity	5,571,152	201,000

Total liabilities and equity	$7,194,329	$201,000

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

Three months ended March 31, 2017
Revenues	$—
Operating expenses:
General and administrative	116,381
Acquisition expenses—affiliate	6,100

Total operating expenses	122,481

Net loss	(122,481)

Net loss attributable to the noncontrolling interest in our Operating Partnership	2,963

Net loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(119,518)

Net loss per Class A share—basic and diluted	$(0.46)

Weighted Class A average shares outstanding—basic and diluted	260,461

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Class A		Additional Paid-in Capital	Distributions	Accumulated Deficit	Total Strategic Storage Trust IV, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity
	Number of Shares	Common Stock Par Value
Balance as of December 31, 2016	44	$—	$1,000	$—	$—	$1,000	$200,000	$201,000
Gross proceeds from issuance of common stock	360,577	361	7,499,639	—	—	7,500,000	—	7,500,000
Offering costs	—	—	(1,952,004)	—	—	(1,952,004)	—	(1,952,004)
Distributions	—	—	—	(54,031)	—	(54,031)	—	(54,031)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,332)	(1,332)
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	(119,518)	(119,518)	—	(119,518)
Net loss attributable to noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	(2,963)	(2,963)

Balance as of March 31, 2017	360,621	$361	$5,548,635	$(54,031)	$(119,518)	$5,375,447	$195,705	$5,571,152

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Three months ended March 31, 2017
Cash flows from operating activities:
Net loss	$(122,481)
Adjustments to reconcile net loss to cash used in operating activities:
Increase in cash from change in liabilities:
Accounts payable and accrued liabilities	58,035
Due to affiliates	63,138

Net cash used in operating activities	(1,308)

Cash flows from financing activities:
Gross proceeds from issuance of common stock	7,500,000
Offering costs	(450,000)
Distributions paid to common stockholders	(54,031)
Distributions paid to noncontrolling interest	(1,332)

Net cash flows provided by financing activities	6,994,637

Change in cash and cash equivalents	6,993,329

Cash and cash equivalents, beginning of period	201,000

Cash and cash equivalents, end of period	$7,194,329

Supplemental cash flow and non-cash transactions:
Offering costs included in due to affiliates	$1,213,489
Offering costs included in accounts payable and accrued liabilities	$288,515

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Note 1. Organization

Strategic Storage Trust IV, Inc., a Maryland corporation (the “Company”), was formed on June 1, 2016 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. The Company’s year-end is December 31. As used in this report, “we,” “us,” “our” and “Company” refer to Strategic Storage Trust IV, Inc. and each of our subsidiaries.

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), is the sponsor of our Offering of shares of our common stock, as described below. Our Sponsor is a company focused on providing self storage advisory, asset management, and property management services. Our Sponsor is the sole voting member of our Advisor and our Property Manager, as defined below.

We have no employees. Our advisor is Strategic Storage Advisor IV, LLC, a Delaware limited liability company (our “Advisor”) which was formed on May 31, 2016. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement we entered into with our Advisor (our “Advisory Agreement”) on March 3, 2017. The officers of our Advisor are also officers of us and our Sponsor, as well as Strategic Storage Trust II, Inc. and Strategic Storage Growth Trust, Inc., public non-traded REITs also sponsored by our Sponsor.

On June 15, 2016, our Advisor purchased 44 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Incorporation authorized 30,000 shares of common stock with a par value of $0.001. Our Articles of Amendment and Restatement, which were filed with the State Department of Assessments and Taxation of Maryland on January 17, 2017, authorized 700,000,000 shares of common stock with a par value of $0.001, of which 315,000,000 shares are designated as Class A shares, 315,000,000 shares are designated as Class T shares, and 70,000,000 shares are designated as Class W shares, and 200,000,000 shares of preferred stock with a par value of $0.001. Upon the filing of our Articles of Amendment and Restatement, our Advisor’s 44 shares of our common stock were converted one for one to Class A shares. We are offering a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction”). Due to the proceeds raised in our Private Offering Transaction, there is not a minimum number of shares we must sell before accepting subscriptions for the Primary Offering. On March 17, 2017 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective and we commenced formal operations. As of March 31, 2017, no shares had been sold in the Primary Offering. We intend to invest the net proceeds from the Private Offering Transaction and the Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of March 31, 2017, we did not own any properties. On April 11, 2017, we purchased our first property (See Note 6).

Our operating partnership, Strategic Storage Operating Partnership IV, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on June 2, 2016. On June 15, 2016, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 (8,889 partnership units) and on June 15, 2016, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. We will conduct certain activities (such as tenant insurance and selling packing supplies and locks) through our taxable REIT subsidiary, Strategic Storage TRS IV, Inc., a Delaware corporation (the “TRS”) which was formed on June 2, 2016, and is a wholly owned subsidiary of our Operating Partnership.

Our property manager is Strategic Storage Property Management IV, LLC, a Delaware limited liability company (our “Property Manager”), which was formed on May 31, 2016 to manage our properties. Our Property Manager will derive substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). On February 10, 2017, the Company executed a dealer manager agreement (“Dealer Manager Agreement”) with our Dealer Manager. Our Dealer Manager is responsible for marketing our shares to be offered pursuant to our Primary Offering. Our Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager and an affiliate of our Dealer Manager owns a 2.5% non-voting membership interest in our Advisor.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

As we accept subscriptions for shares of our common stock, we transfer all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we are deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership is deemed to have simultaneously paid the sales commissions and other costs associated with the Primary Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership, as amended (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

Principles of Consolidation

Our financial statements, and the financial statements of our Operating Partnership, including its wholly-owned subsidiary, are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

Consolidation Considerations

Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary.

As of March 31, 2017 and December 31, 2016, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs.

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interest in our Operating Partnership in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partner, our Operating Partnership, including its wholly-owned subsidiary, is consolidated by the Company and the limited partner interest is reflected as a noncontrolling interest in the accompanying consolidated balance sheets. The noncontrolling interest shall be attributed its share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

We may maintain cash and cash equivalents in financial institutions in excess of insured limits, but believe this risk will be mitigated by only investing in or through major financial institutions.

Real Estate Purchase Price Allocation

We will account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities will be allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities will be based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we will determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties will be at market rates, as the majority of the leases are month-to-month contracts. We will also consider whether in-place, market leases represent an intangible asset. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs will be required to be expensed as incurred.

Should the initial accounting for an acquisition be incomplete by the end of a reporting period that falls within the measurement period, we will report provisional amounts in our consolidated financial statements. During the measurement period, we will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we will record those adjustments to our consolidated financial statements. We will recognize any measurement adjustments during the period in which we determine the amount of the adjustment to our consolidated financial statements, potentially including adjustments to interest, depreciation and amortization expense.

Evaluation of Possible Impairment of Long-Lived Assets

Management will monitor events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Revenue Recognition

Management expects that all of our leases will be operating leases. Rental income will be recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from any long-term operating leases will be recognized on a straight-line basis over the term of the lease. The excess of rents received over amounts contractually due pursuant to the underlying leases will be included in accounts payable and accrued liabilities in our consolidated balance sheets and contractually due but unpaid rent will be included in other assets.

Allowance for Doubtful Accounts

Tenant accounts receivable will be reported net of an allowance for doubtful accounts. Management’s estimate of the allowance will be based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future.

Real Estate Facilities

Real estate facilities will be recorded based upon relative fair value. We will capitalize costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

Depreciation of Real Property Assets

Our management will be required to make subjective assessments as to the useful lives of our depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our real property assets is expected to be charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	30 to 35 years
Site Improvements	7 to 10 years

Depreciation of Personal Property Assets

Personal property assets are expected to consist primarily of furniture, fixtures and equipment and will be depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and will be included in other assets on our consolidated balance sheets.

Intangible Assets

We will allocate a portion of our real estate purchase price to in-place leases, as applicable. We will amortize in-place lease intangibles on a straight-line basis over the estimated future benefit period.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing will be presented on the consolidated balance sheets as a reduction of the related debt. The net carrying value of costs incurred in connection with obtaining revolving financing will be presented as debt issuance costs on the consolidated balance sheets. Debt issuance costs will be amortized on a straight-line basis over the term of the related loan, which we do not expect will be materially different than the effective interest method.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Organization and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor will fund, and will not be reimbursed for, 1.15% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we will recognize as a capital contribution from our Advisor. Such costs were recognized as a liability in our consolidated financial statements as of March 31, 2017 as we have a present responsibility to reimburse our Advisor after the Effective Date of the Primary Offering. Our Advisor must reimburse us within 60 days after the end of the month in which the initial public offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Offering costs will be recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

In connection with our Primary Offering, our Dealer Manager will receive a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from the sales of Class T shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A shares and Class T shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Dealer Manager does not receive an upfront sales commission or dealer manager fee from the sales of Class W shares in the Primary Offering. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares sold in the Primary Offering. Our Dealer Manager also receives an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) the third anniversary of the last day of the fiscal quarter in which our Primary Offering terminates; and (iv) the date that such Class T share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan),which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate underwriting compensation paid in our Primary Offering with respect to Class W shares, comprised of the dealer manager servicing fees, equals 9.0% of the gross proceeds from the sale of Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share is redeemed or is no longer outstanding.

Our Dealer Manager will enter into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Offering, may not exceed 3% of gross offering proceeds from sales in the Offering. We will record a liability as due to affiliates for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Redeemable Common Stock

We adopted a share redemption program that will enable stockholders to sell their shares to us in limited circumstances.

We will record amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheet since the shares are redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under our share redemption program will be limited to the number of shares we could repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable but that are contingent on an event that is likely to occur (e.g., the passage of time) should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan will be considered to be temporary equity and will be presented as redeemable common stock in our consolidated balance sheets.

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. Our redeemable common shares will be contingently redeemable at the option of the holder. When we determine we have a mandatory obligation to repurchase shares under the share redemption program, we will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

For the three months ended March 31, 2017, we did not receive any requests for redemptions. Additionally, as of March 31, 2017, we had not issued any shares under our distribution reinvestment plan and therefore, there is no amount redeemable pursuant to our share redemption program.

Fair Value Measurements

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis. Fair value is defined by the accounting standard for fair value measurements and disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels. The following summarizes the three levels of inputs and hierarchy of fair value we will use when measuring fair value:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access;

•	Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable inputs for the assets or liabilities that are typically based on an entity’s own assumptions as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level that is significant to the fair value measurement in its entirety.

The accounting guidance for fair value measurements and disclosures provides a framework for measuring fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In determining fair value, we will utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Considerable judgment will be necessary to interpret Level 2 and 3 inputs in determining fair value of our financial and non-financial assets and liabilities. Accordingly, there can be no assurance that the fair values we will present will be indicative of amounts that may ultimately be realized upon sale or other disposition of these assets.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value because of their relatively short-term nature.

To comply with GAAP, we will incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of derivative contracts for the effect of nonperformance risk, we will consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Income Taxes

We intend to make an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2017. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and will operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We filed an election to treat our TRS as a taxable REIT subsidiary. In general, the TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax. The TRS will follow accounting guidance which will require the use of the asset and liability method. Deferred income taxes will represent the tax effect of future differences between the book and tax bases of assets and liabilities.

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented is computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share will be computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method once restricted stock has been granted.

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 with early adoption permitted. This ASU shall still be applied using either a full retrospective or modified retrospective approach. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 updates guidance related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in ASU 2016-01 also require an entity to

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in ASU 2016-01 eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight classification issues related to the statement of cash flows. The guidance will become effective for periods beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalent balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of March 31, 2017 and December 31, 2016, we did not have any restricted cash. We are in the process of evaluating the impact the adoption will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements and shall be applied on a prospective basis. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. The adoption of this guidance will likely result in a decrease in acquisition related costs being expensed, as the Company’s acquisition of real estate properties will likely be considered asset acquisitions rather than business combinations under ASU 2017-01.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Note 3. Related Party Transactions

Fees to Affiliates

Our Advisory Agreement with our Advisor and our Dealer Manager Agreement with our Dealer Manager entitle our Advisor and our Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organization and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

Organization and Offering Costs

Organization and offering costs of the Offering may be paid by our Advisor on our behalf and will be reimbursed to our Advisor from the proceeds of our initial public offering; provided, however, that our Advisor will fund, and will not be reimbursed for, 1.15% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses. Organization and offering costs consist of all expenses (other than sales commissions, the dealer manager fee, stockholder servicing fees and dealer manager servicing fees) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor will receive various fees and expenses under the terms of our Advisory Agreement. As discussed above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor will fund, and will not be reimbursed for, 1.15% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses and will be required to reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees, dealer manager servicing fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Our Advisor will also receive a monthly asset management fee equal to 0.0833%, which is one-twelfth of 1%, of our aggregate asset value, as defined. Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after we acquire our first real estate asset, our Advisor will be required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Dealer Manager Agreement

In connection with our Primary Offering, our Dealer Manager will receive a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from sales of Class T shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A shares and Class T shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Dealer Manager does not receive an upfront sales commission or dealer manager fee from sales of Class W shares in the Primary Offering. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares sold in the Primary Offering. Our Dealer Manager also receives an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by the Company with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) the third anniversary of the last day of the fiscal quarter in which our Primary Offering terminates; and (iv) the date that such Class T share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by the Company with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate underwriting compensation paid in our Primary Offering with respect to Class W shares, comprised of the dealer manager servicing fees, equals 9.0% of the gross proceeds from the sale of Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share is redeemed or is no longer outstanding.

Our Dealer Manager will enter into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses will be considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Offering, may not exceed 3% of gross offering proceeds from sales in the Offering. We will record a liability as due to affiliates for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

Affiliated Dealer Manager

Our Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager and an affiliate of our Dealer Manager owns a 2.5% non-voting membership interest in our Advisor.

Property Management Agreement

Each of our self storage properties will be managed by our property manager under separate property management agreements. For properties located in the United States that will be sub-managed by Extra Space Management, Inc., an affiliate of Extra Space Storage, Inc. (“Extra Space”), we anticipate that our property manager will receive a fee for its services in managing our properties generally equal to the greater of $2,500 or 6% of the gross revenues from the properties plus reimbursement of the property manager’s costs of managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing, and maintaining our properties. The

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

property management agreements will have a three year term and automatically renew for successive one year periods thereafter, unless we or our property manager provides prior written notice at least 90 days prior to the expiration of the term. We may terminate a property management agreement without cause at any time during the initial three year term if we pay the property manager a termination fee equal to the Set-Up Amount (as defined below), reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, we may terminate a property management agreement on 30 days prior written notice without payment of a termination fee. Our property manager may terminate a property management agreement on 60 days prior written notice to us.

Our property manager may enter into sub-property management agreements with Extra Space for on-site management of our properties in the United States. Pursuant to such sub-property management agreements, Extra Space has agreed to pay up to $25,000 for each property managed toward the signage and set-up costs associated with converting each property to the Extra Space brand (the “Set-Up Amount”). The sub-property management agreements between our property manager and Extra Space are substantially the same as the property management agreements between us and our property manager. Under the sub-property management agreements, our property manager will pay Extra Space a monthly management fee of $2,500 or 6% of the gross revenues, whichever is greater, plus reimbursement of Extra Space’s costs of managing the properties; provided, however that no management fee is due and payable to Extra Space for the months of January and July each year during the term. Extra Space has the exclusive right to offer tenant insurance to the tenants and is entitled to all of the benefits of such tenant insurance. The sub-property management agreements also have a three year term and automatically renew for successive one year periods thereafter, unless our property manager or Extra Space provides prior written notice at least 90 days prior to the expiration of the term. Our property manager may terminate the sub-property management agreement without cause at any time during the initial three year term if it pays Extra Space a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, our property manager may terminate a sub-property management agreement on 30 days prior written notice without payment of a termination fee. Extra Space may terminate a sub-property management agreement on 60 days prior written notice to our property manager.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the three months ended March 31, 2017, as well as any related amounts payable as of March 31, 2017. There were no related party costs incurred or paid by us for the period from June 1, 2016 (date of inception) through December 31, 2016:

	Three Months Ended March 31, 2017
	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$57,038	$—	$57,038
Acquisition expenses- affiliate	6,100	—	6,100
Additional Paid-in Capital
Selling commissions	300,000	300,000	—
Dealer Manager fees	150,000	150,000	—
Offering costs	1,213,489	—	1,213,489

Total	$1,726,627	$450,000	$1,276,627

Extra Space Self Storage

Certain of our executive officers, including H. Michael Schwartz, Paula Mathews, Michael McClure and James Berg, received units of limited partnership interest in Extra Space Storage LP, the operating partnership for Extra Space, in exchange for units of limited partnership of SmartStop Self Storage Operating Partnership, L.P., the operating partnership for SmartStop Self Storage, Inc., owned by such executives.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Storage Auction Program

In March 2017, our Sponsor acquired a minority interest in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company is expected to receive a service fee for such services. In the future, our sub-property manager may utilize the Auction Company at our properties, and we would be responsible for paying any fees related to our properties. Our properties would receive the proceeds from such online auctions.

Note 4. Commitments and Contingencies

Distribution Reinvestment Plan

We adopted a distribution reinvestment plan that will allow our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The plan became effective on the effective date of our Offering. The purchase price per share will be 95% of the current offering price of our shares in the Primary Offering. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders.

Share Redemption Program

We adopted a share redemption program that enables stockholders to sell their shares to us in limited circumstances. As long as our common stock is not listed on a national securities exchange or over-the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed by us. We may redeem the shares of stock presented for redemption for cash to the extent that we have sufficient funds available to fund such redemption.

Our board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders. The complete terms of our share redemption program are described in detail in our prospectus.

Until our board of directors approves an estimated net asset value per share, as published from time to time in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q and/or a Current Report on Form 8-K publicly filed with the SEC, the per share price for the redemption of shares shall be equal to the then-current net investment amount of our shares, which will be based on the “amount available for investment” percentage shown in the estimated use of proceeds table in our prospectus. For each class of shares, this amount will equal the current offering price of the shares, less the associated sales commissions, dealer manager fee and estimated organization and offering expenses not reimbursed by our Advisor. Once our board of directors approves an estimated net asset value per share, the per share price for the repurchase of a given class of shares shall be equal to the then-current estimated net asset value per share for such class of shares.

There will be several limitations on our ability to redeem shares under the share redemption program including, but not limited to:

•	Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” (as defined under the share redemption program) or bankruptcy, we may not redeem shares until the stockholder has held his or her shares for one year.

•	During any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year.

•	The cash available for redemption is limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan.

•	We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Operating Partnership Redemption Rights

The limited partners of our Operating Partnership will have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances that could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as our Sponsor is acting as our sponsor.

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

Note 5. Dividend Declaration

On March 6, 2017, our board of directors declared a daily distribution rate for the second quarter of 2017 of approximately $0.004281 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on April 1, 2017 and ending June 30, 2017. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 6. Subsequent Events

Dividend Declaration

On April 4, 2017, our board of directors authorized a daily distribution in the amount of approximately $0.004281 per Class A share issued and outstanding to stockholders of record as of the close of business on March 31, 2017 for the period commencing on March 1, 2017 and ending on March 31, 2017.

Completed Acquisition

Jensen Beach, Florida

On April 11, 2017, we purchased a self storage facility (the “Jensen Beach Property”) located in Jensen Beach, Florida. We acquired the Jensen Beach Property from an unaffiliated third party for a purchase price of approximately $4.95 million, plus closing costs which was funded with the net proceeds of our Private Offering Transaction.

Purchase of Key-Person Life Insurance

On April 4, 2017, we entered into a corporate-owned life insurance policy for H. Michael Schwartz, our Chairman of the board of directors and Chief Executive Officer and the chief executive officer of our sponsor (the “Key-Person Life Insurance Policy”). The Key-Person Life Insurance Policy will provide a $10 million death benefit to us in the event of Mr. Schwartz’s death, subject to the terms and conditions contained in the policy forms for the Key-Person Life Insurance Policy, and requires annual premiums of approximately $570,000. We will earn interest on the Key-Person Life Insurance Policy premiums and in the event we elect to surrender the Key-Person Life Insurance Policy, we will receive a return of the premiums plus interest.

Offering Status

As of May 8, 2017, in connection with our Private Offering Transaction and Offering we have issued approximately 362,516 Class A shares for gross offering proceeds of approximately $7,548,000 and no Class T shares or Class W shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this report. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

Overview

Strategic Storage Trust IV, Inc. was formed on June 1, 2016 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities and related self storage real estate investments. Our year end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to Strategic Storage Trust IV Trust, Inc. and each of our subsidiaries.

SmartStop Asset Management, LLC (our “Sponsor”), is the sponsor of our Public Offering (as defined below). Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor IV, LLC, a Delaware limited liability company (our “Advisor”) and owns 100% of Strategic Storage Property Management IV, LLC, a Delaware limited liability company (our “Property Manager”). See Note 1 of the Notes to the Consolidated Statements contained in this report for further details about our affiliates.

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction”). Due to the proceeds raised in the Private Offering Transaction, there was no minimum number of shares we had to sell before accepting subscriptions for the Primary Offering (as defined below).

On March 17, 2017, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering,”), consisting of three classes of shares: Class A shares for $25.00 per share (up to $450 million in shares), Class T shares for $24.21 per share (up to $450 million in shares), and Class W shares for $22.75 per share (up to $100 million in shares). As of March 31, 2017, we had sold approximately 360,577 Class A Shares in the Private Offering Transaction and approximately 44 Class A shares to our Advisor for gross proceeds of approximately $7.5 million and $1,000, respectively. As of March 31, 2017, we had not sold any shares in the Offering. We intend to invest the net proceeds from the Private Offering Transaction and the Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada.

As of March 31, 2017, we had not acquired any self storage properties.

Our results of operations for the first quarter of 2017 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation expense, amortization expense and interest expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

Critical Accounting Policies

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”). Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Following is a discussion of the estimates and assumptions used in setting accounting policies that we consider critical in the presentation of our financial statements. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the dates of the financial statements and our reported amounts of revenue and expenses during the period covered by this report. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

We believe that our critical accounting policies will include the following: real estate purchase price allocations; the evaluation of whether any of our long-lived assets have been impaired; the determination of the useful lives of our long-lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 of the Notes to the Consolidated Financial Statements contained in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

Real Estate Purchase Price Allocation

We will allocate the purchase prices of acquired properties based on a number of estimates and assumptions. We allocate the purchase prices to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. These estimated fair values are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which we estimate based upon the relative size, age, and location of the individual property along with actual historical and estimated occupancy and rental rate levels, and other relevant factors. If available, and determined by management to be appropriate, appraised values are used, rather than these estimated values. Because we believe that substantially all of the leases in place at properties we will acquire will be at market rates, as the majority of the leases are month-to-month contracts, we do not expect to allocate any portion of the purchase prices to above or below market leases. The determination of market rates is also subject to a number of estimates and assumptions. Our allocations of purchase prices could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such allocations may vary dramatically based on the estimates and assumptions we use.

Impairment of Long-Lived Assets

The majority of our assets will consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss recognized, if any, may vary based on the estimates and assumptions we use.

Estimated Useful Lives of Long-Lived Assets

We will assess the useful lives of the assets underlying our properties based upon a subjective determination of the period of future benefit for each asset. We will record depreciation expense with respect to these assets based upon the estimated useful lives we determine. Our determinations of the useful lives of the assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such determinations, and the corresponding amount of depreciation expense, may vary dramatically based on the estimates and assumptions we use.

Consolidation of Investments in Joint Ventures

We will evaluate the consolidation of our investments in joint ventures in accordance with relevant accounting guidance. This evaluation requires us to determine whether we have a controlling interest in a joint venture through a means other than voting rights, and, if so, such joint venture may be required to be consolidated in our financial statements. Our evaluation of our joint ventures under such accounting guidance could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the joint venture entities included in our financial statements may vary based on the estimates and assumptions we use.

REIT Qualification

We intend to make an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2017. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Results of Operations

Overview

On March 17, 2017, we commenced our Offering and formal operations. Pursuant to our Advisory Agreement, upon commencement of our Offering, we became liable to our Advisor for the costs that they had incurred on our behalf through such date. As of March 31, 2017, we had issued approximately 360,577 shares of our Class A common stock in connection with the Private Offering Transaction and 44 shares of our Class A common stock to our Advisor for gross proceeds of approximately $7.5 million and $1,000, respectively. Operating results in future periods will depend on the results of operations of real estate properties that we acquire.

As of March 31, 2017, we had not acquired any self storage properties.

Revenue

As of March 31, 2017, we have yet to acquire any operating facilities and therefore have not recorded any revenues.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017 were approximately $116,000. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. We expect general and administrative costs to increase in the future as our operational activity increases.

Cash Flows

Cash flows used in operating activities for the three months ended March 31, 2017 were approximately $1,300. These cash flows are the result of a net loss of approximately $122,500 offset by increases in accounts payable and accrued liabilities and amounts due to affiliates, totaling approximately $121,200.

Cash flows provided by financing activities for the three months ended March 31, 2017 were approximately $7.0 million. These cash flows are primarily comprised of approximately $7.5 million in gross proceeds from the Private Offering Transaction offset by approximately $450,000 of offering costs and approximately $55,000 in distributions paid.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Resources

Through March 17, 2017, the date we commenced our Offering, we met our short-term operating liquidity requirements through advances from our Advisor or its affiliates, as we needed to fund our offering costs and operating expenses incurred before our Offering commenced. Currently, we generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds from our Offering and the Private Offering Transaction, proceeds from secured or unsecured financing from banks or other lenders and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our advisory agreement with our Advisor.

Distribution Policy

On April 4, 2017, our board of directors authorized a daily distribution in the amount of approximately $0.004281 per Class A share issued and outstanding to stockholders of record as of the close of business on March 31, 2017 for the period commencing on March 1, 2017 and ending on March 31, 2017.

On March 6, 2017, our board of directors authorized a daily distribution in the amount of approximately $0.004281 per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books as of the close of business on each day during the period, commencing on April 1, 2017 and continuing on each day thereafter through and including June 30, 2017. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share.

Currently, we are making distributions to our stockholders using proceeds of the Private Offering Transaction in anticipation of future cash flow. As such, this reduces the amount of capital we will ultimately invest in properties. Because substantially all of our operations will be performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Offering. Though we presently intend to pay only cash distributions, and potentially stock distributions, we are authorized by our charter to pay in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from our Offering. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment and the types and mix of investment in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

Distributions are paid to our stockholders as of the record date selected by our board of directors. We declare and pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

For the three months ended March 31, 2017, we incurred distributions to common stockholders of approximately $55,000. From our inception through March 31, 2017, the payment of distributions has been paid solely from gross proceeds from the Private Offering Transaction.

We must distribute to our stockholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Code. Our directors may authorize distributions in excess of this percentage as they deem appropriate. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. To allow for such differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, among other things, we could be required to borrow funds from third parties on a short-term basis, issue new securities, or sell assets to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash, which could reduce the value of our stockholders’ investment in our shares. In addition, such distributions may constitute a return of investors’ capital.

We have not been able to and may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock in our Primary Offering and pursuant to our distribution reinvestment plan. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Indebtedness

As of March 31, 2017 and December 31, 2016, we did not have any third-party indebtedness.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any.

Long-term potential future sources of capital include proceeds from our Offering, secured or unsecured financings from banks or other lenders, issuance of equity instruments and undistributed funds from operations. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt, we will be dependent upon proceeds from the issuance of equity securities and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

Subsequent Events

Please see Note 6 of the Notes to the Consolidated Financial Statements contained in this report.

Seasonality

We believe that we will experience minor seasonal fluctuations in the occupancy levels of our facilities, which we believe will be slightly higher over the summer months due to increased moving activity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk and to a lesser extent, foreign currency risk. We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund acquisition, expansion, and financing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of the prospectus contained in our registration statement.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2017.

We incurred a net loss of approximately $120,000 for the three months ended March 31, 2017. Our accumulated deficit was approximately $120,000 as of March 31, 2017. Given that we are still early in our fundraising and acquisition stage, our operations will not be profitable in 2017.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. From commencement of paying cash distributions in February 2017, the payment of cash distributions has been paid from gross proceeds from the Private Offering Transaction. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	On January 25, 2017, we sold $7.5 million in Class A shares, or approximately 360,577 Class A shares at a purchase price of approximately $20.80 per share, to an institutional account investor pursuant to the Private Offering Transaction. In connection with the Private Offering Transaction, we paid approximately $300,000 in sales commissions and approximately $150,000 in dealer manager fees to our Dealer Manager. The institutional account investor is an accredited investor and such shares were offered under exemptions from registration contained in Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”), Rule 506 of Regulation D under the Securities Act, and Rule 903 of Regulation S under the Securities Act.

(b)	On March 17, 2017, our Offering (SEC File No. 333-212639) of up to $1.0 billion in shares of our common stock in our primary offering, consisting of three classes of shares: Class A shares for $25.00 per share (up to $450 million in shares), Class T shares for $24.21 per share (up to $450 million in shares), and Class W shares for $22.75 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $23.75 per share for Class A shares, $23.00 per share for Class T shares and $22.75 per share for Class W shares, was declared effective by the SEC. As of March 31, 2017, we had not sold any shares pursuant to our Primary Offering, but have sold approximately 360,577 Class A Shares in the Private Offering Transaction for gross proceeds of approximately $7.5 million. In conjunction with the Private Offering Transaction and the Primary Offering, we have incurred approximately $450,000 in sales commissions and dealer manager fees (of which approximately $300,000 was re-allowed to a third party broker-dealer), and approximately $1.5 million in organization and offering costs.

(c)	Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Since inception, we have not received any redemption requests nor have we redeemed any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the first quarter of 2017, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	First Articles of Amendment and Restatement of Strategic Storage Trust IV, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on February 10, 2017, Commission File No. 333-212639

3.2	Bylaws of Strategic Storage Trust IV, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on July 22, 2016, Commission File No. 333-212639

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on March 9, 2017, Commission File No. 333-212639

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Trust IV, Inc. financial information for the three months ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST IV, INC. (Registrant)

Dated: May 10, 2017	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)