Form 10-Q
period 2017-06-30
Strategic Storage Trust IV, Inc.
filed 2017-08-10
CIK 1680232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 3, 2017, there were 540,441 outstanding shares of Class A common stock, 48,004 outstanding shares of Class T common stock and 33,177 outstanding shares of Class W common stock of the registrant.

FORM 10-Q

STRATEGIC STORAGE TRUST IV, INC.

		Page No.
	Cautionary Note Regarding Forward-Looking Statements	2

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:	2
	Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and for the period from June 1, 2016 (date of inception) through June 30, 2016 (unaudited)	4
	Consolidated Statement of Equity for the Six Months Ended June 30, 2017(unaudited)	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and for the period from June 1, 2016 (date of inception) through June 30, 2016 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

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

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. Our results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Real estate facility:
Land	$902,914	$—
Buildings	3,289,314	—
Site improvements	524,514	—

	4,716,742	—
Accumulated depreciation	(36,608)	—

	4,680,134	—
Construction in process	724	—

Real estate facility, net	4,680,858	—
Cash and cash equivalents	2,101,523	201,000
Other assets	774,482	—
Intangible assets, net of accumulated amortization	194,382	—

Total assets	$7,751,245	$201,000

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$294,857	$—
Due to affiliates	354,689	—
Distributions payable	53,568	—

Total liabilities	703,114	—

Commitments and contingencies (Note 6)
Redeemable common stock	436	—
Strategic Storage Trust IV, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Class A common stock, $0.001 par value; 315,000,000 and 30,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; 426,768 and 44 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	427	—
Class T common stock, $0.001 par value; 315,000,000 and no shares authorized at June 30, 2017 and December 31, 2016, respectively; 9,831 and no shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	10	—
Class W common stock, $0.001 par value; 70,000,000 and no shares authorized at June 30, 2017 and December 31, 2016, respectively; 27,087 and no shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	27	—
Additional paid-in capital	7,515,722	1,000
Distributions	(249,843)	—
Accumulated deficit	(403,119)	—

Total Strategic Storage Trust IV, Inc. equity	6,863,224	1,000

Noncontrolling interests in our Operating Partnership	184,471	200,000

Total equity	7,047,695	201,000

Total liabilities and equity	$7,751,245	$201,000

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	For the period from June 1, 2016 (date of inception) through June	Six Months Ended June 30,	For the period from June 1, 2016 (date of inception) through June
	2017	30, 2016	2017	30, 2016
Revenues:
Self storage rental revenue	$115,046	$—	$115,046	$—
Ancillary operating revenue	84	—	84	—

Total revenues	115,130	—	115,130	—

Operating expenses:
Property operating expenses	59,833	—	59,833	—
Property operating expenses – affiliates	16,916	—	16,916	—
General and administrative	179,467	—	294,882	—
Depreciation	36,834	—	36,834	—
Intangible amortization expense	38,877	—	38,877	—
Acquisition expenses – affiliates	42,036	—	48,136	—
Other property acquisition expenses	31,360	—	32,326	—

Total operating expenses	405,323	—	527,804	—
Net loss	(290,193)	—	(412,674)	—

Net loss attributable to the noncontrolling interests in our Operating Partnership	6,592	—	9,555	—

Net loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(283,601)	$—	$(403,119)	$—

Net loss per Class A share—basic and diluted	$(0.75)	$—	$(1.24)	$—
Net loss per Class T share—basic and diluted	$(0.75)	$—	$(1.24)	$—
Net loss per Class W share—basic and diluted	$(0.75)	$—	$(1.24)	$—

Weighted average Class A shares outstanding—basic and diluted	374,131	25	321,303	25
Weighted average Class T shares outstanding—basic and diluted	660	—	330	—
Weighted average Class W shares outstanding—basic and diluted	5,737	—	2,868	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W					Total
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Strategic Storage Trust IV, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2016	44	$—	—	$—	—	$—	$1,000	$—	$—	$1,000	$200,000	$201,000	$—
Gross proceeds from issuance of common stock	426,709	427	9,831	10	27,084	27	10,006,527	—	—	10,006,991	—	10,006,991	—
Offering costs	—	—	—	—	—	—	(2,491,805)	—	—	(2,491,805)	—	(2,491,805)	—
Changes to redeemable common stock	—	—	—	—	—	—	(436)	—	—	(436)	—	(436)	436
Distributions	—	—	—	—	—	—	—	(249,843)	—	(249,843)	—	(249,843)	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5,974)	(5,974)	—
Issuance of shares for distribution reinvestment plan	15	—	—	—	3	—	436	—	—	436	—	436	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(403,119)	(403,119)	—	(403,119)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	(9,555)	(9,555)	—

Balance as of June 30, 2017	426,768	$427	9,831	$10	27,087	$27	$7,515,722	$(249,843)	$(403,119)	$6,863,224	$184,471	$7,047,695	$436

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2017	For the period from June 1, 2016 (date of inception) through June 30, 2016
Cash flows from operating activities:
Net loss	$(412,674)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	75,711	—
Increase (decrease) in cash from change in assets and liabilities:
Other assets	(608,459)	—
Accounts payable and accrued liabilities	94,854	—
Due to affiliates	75,971	—

Net cash used in operating activities	(774,597)	—

Cash flows from investing activities:
Purchase of real estate	(4,950,000)	—
Additions to real estate facility	(724)	—

Net cash used in investing activities	(4,950,724)	—

Cash flows from financing activities:
Gross proceeds from issuance of common stock	9,840,741	1,000
Offering costs	(2,013,084)	—
Distributions paid to common stockholders	(196,981)	—
Distributions paid to noncontrolling interest in our Operating Partnership	(4,832)	—
Issuance of noncontrolling interests in our Operating Partnership	—	200,000

Net cash provided by financing activities	7,625,844	201,000

Change in cash and cash equivalents	1,900,523	201,000

Cash and cash equivalents, beginning of period	201,000	—

Cash and cash equivalents, end of period	$2,101,523	$201,000

Supplemental cash flow and non-cash transactions:
Proceeds from issuance of common stock in other assets	$166,250	$—
Offering costs included in due to affiliates	$278,718	$—
Offering costs included in accounts payable and accrued liabilities	$200,003	$—
Distributions payable	$53,568	$—
Issuance of shares pursuant to distribution reinvestment plan	$436	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), is the sponsor of our Offering of shares of our common stock, as described below. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. Our Sponsor is the sole voting member of our Advisor and our Property Manager, as defined below.

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

On June 15, 2016, our Advisor purchased 44 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Incorporation authorized 30,000 shares of common stock with a par value of $0.001. Our Articles of Amendment and Restatement, which were filed with the State Department of Assessments and Taxation of Maryland on January 17, 2017, authorized 700,000,000 shares of common stock with a par value of $0.001, of which 315,000,000 shares are designated as Class A shares, 315,000,000 shares are designated as Class T shares, and 70,000,000 shares are designated as Class W shares, and 200,000,000 shares of preferred stock with a par value of $0.001. Upon the filing of our Articles of Amendment and Restatement, our Advisor’s 44 shares of our common stock were classified as Class A shares. We are offering a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering”).

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction”). Due to the proceeds raised in our Private Offering Transaction, there was not a minimum number of shares we needed to sell before accepting subscriptions for the Primary Offering. On March 17, 2017 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective and we commenced formal operations. As of June 30, 2017, approximately 66,000 Class A shares for gross offering proceeds of approximately $1.7 million, approximately 10,000 Class T shares for gross offering proceeds of approximately $0.2 million and approximately 27,000 Class W shares for gross offering proceeds of approximately $0.6 million had been sold in the Offering. We intend to invest the net proceeds from the Private Offering Transaction and the Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of June 30, 2017, we owned one property.

Our operating partnership, Strategic Storage Operating Partnership IV, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on June 2, 2016. On June 15, 2016, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 (8,889 partnership units) and on June 15, 2016, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. As of June 30, 2017, we owned approximately 98.1% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 1.9% of the common units are owned by our Advisor.

As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities (such as selling packing supplies and locks) through our taxable REIT subsidiary, Strategic Storage TRS IV, Inc., a Delaware corporation (the “TRS”) which was formed on June 2, 2016, and is a wholly owned subsidiary of our Operating Partnership.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). On February 10, 2017, the Company executed a dealer manager agreement, as amended (the “Dealer Manager Agreement”), with our Dealer Manager. Our Dealer Manager is responsible for marketing our shares to be offered pursuant to our Primary Offering. Our Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager and an affiliate of our Dealer Manager owns a 2.5% non-voting membership interest in our Advisor.

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

Principles of Consolidation

Our financial statements, and the financial statements of our Operating Partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

As of June 30, 2017 and December 31, 2016, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at fair value, the determination if certain entities should be consolidated, the evaluation of potential impairment of long-lived assets, and the useful lives of real estate assets and intangibles.

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities will be allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $235,000 in intangible assets to recognize the value of in-place leases related to our acquisition during the six months ended June 30, 2017. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three and six months ended June 30, 2017, we expensed approximately $73,000 and $80,000, respectively, of acquisition-related transaction costs.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the six months ended June 30, 2017, no impairment losses were recognized.

Revenue Recognition

Management believes that all of our leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from any long-term operating leases are recognized on a straight-line basis over the term of the lease. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in accounts payable and accrued liabilities in our consolidated balance sheets and contractually due but unpaid rent is included in other assets.

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management’s estimate of the allowance is based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future.

Real Estate Facility

Our real estate facility is recorded based on relative fair value as of the date of acquisition. We capitalize costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

Depreciation of Real Property Assets

Our management is required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	35 years
Site Improvements	7 to 10 years

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of June 30, 2017, the gross amounts allocated to in-place lease intangibles was approximately $235,000 and accumulated amortization of in-place lease intangibles totaled approximately $40,000.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2017 and 2018 is approximately $80,000 and $115,000, respectively.

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

Organization and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor will fund, and will not be reimbursed for, 1.15% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we will recognize as a capital contribution from our Advisor. Such costs were recognized as a liability in our consolidated financial statements as of June 30, 2017 as we had a present responsibility to reimburse our Advisor after the Effective Date of the Primary Offering. Our Advisor must reimburse us within 60 days after the end of the month in which the initial public offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

In connection with our Primary Offering, our Dealer Manager will receive a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from the sales of Class T shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A shares and Class T shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Dealer Manager does not receive an upfront sales commission or dealer manager fee from the sales of Class W shares in the Primary Offering. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares sold in the Primary Offering. Our Dealer Manager also receives an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan),which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate underwriting compensation paid in our Primary Offering with respect to Class W shares, comprised of the dealer manager servicing fee, equals 9.0% of the gross proceeds from the sale of Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share is redeemed or is no longer outstanding.

Our Dealer Manager will enter into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Offering, may not exceed 3% of gross offering proceeds from sales in the Offering. We record a liability within Due to Affiliates for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

Redeemable Common Stock

We adopted a share redemption program that will enable stockholders to sell their shares to us in limited circumstances.

We record amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheet since the shares are redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under our share redemption program will be limited to the number of shares we could repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable but that are contingent on an event that is likely to occur (e.g., the passage of time) should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as redeemable common stock in our consolidated balance sheets.

In addition, current accounting guidance requires, among other things, that financial instruments that represent a mandatory obligation of us to repurchase shares be classified as liabilities and reported at settlement value. Our redeemable common shares are contingently redeemable at the option of the holder. When we determine we have a mandatory obligation to repurchase shares under the share redemption program, we will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

For the six months ended June 30, 2017, we did not receive any requests for redemptions.

Fair Value Measurements

Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis. Fair value is defined by the accounting standard for fair value measurements and disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels. The following summarizes the three levels of inputs and hierarchy of fair value we will use when measuring fair value:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access;

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

The carrying amounts of cash and cash equivalents, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value because of their relatively short-term nature.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 with early adoption permitted. This ASU shall still be applied using either a full retrospective or modified retrospective approach. We have determined that our self storage rental revenues will not be subject to the guidance in ASU 2014-09, as they qualify as lease contracts, which are excluded from its scope.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 updates guidance related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in ASU 2016-01 also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in ASU 2016-01 eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements, because substantially all of our lease revenues are derived from month-to-month self storage leases.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight classification issues related to the statement of cash flows. The guidance will become effective for periods beginning after December 15, 2017, with early adoption permitted. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalent balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of June 30, 2017 and December 31, 2016, we did not have any restricted cash. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

Note 3. Real Estate Facility

The following summarizes the activity in the real estate facility during the six months ended June 30, 2017:

Real estate facility
Balance at December 31, 2016	$—
Facility acquisition	4,716,742

Balance at June 30, 2017	$4,716,742

Accumulated depreciation
Balance at December 31, 2016	$—
Depreciation expense	(36,608)

Balance at June 30, 2017	$(36,608)

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

The following table summarizes the purchase price allocation for our acquisition during the six months ended June 30, 2017:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	2017 Revenue(1)	2017 Property Operating Income(2)
Jensen Beach—FL	4/11/17	$4,716,742	$233,258	$4,950,000	$115,130	$49,381

(1)	The operating results of the facility acquired above has been included in our consolidated statement of operations since its acquisition date.
(2)	Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization and acquisition expenses.

The purchase price allocation included above is preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisition. We anticipate finalizing the purchase price allocation within one year of its acquisition date, as further evaluations are completed and additional information is received from third parties.

Note 4. Pro Forma Consolidated Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the six months ended June 30, 2017, and for the period from June 1, 2016 (date of inception) through June 30, 2016 as if our acquisitions were completed as of June 1, 2016. This pro forma information does not purport to represent what our actual consolidated results of operations would have been for the periods indicated, nor do they purport to predict the results of operations for future periods.

	For the six months ended June 30, 2017	For the period from June 1, 2016 (date of inception) through June 30, 2016
Pro forma revenue	$256,397	$42,808
Pro forma operating expenses	(648,339)	(48,231)
Pro forma net loss attributable to common stockholders	(383,594)	(5,308)

The pro forma consolidated financial information for the six months ended June 30, 2017 and for the period from June 1, 2016 (date of inception) through June 30, 2016 were adjusted to exclude approximately $38,000 and $0, respectively, for acquisition related expenses.

Note 5. Related Party Transactions

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

Organization and Offering Costs

Organization and offering costs of the Offering may be paid by our Advisor on our behalf and are reimbursed to our Advisor from the proceeds of our initial public offering; provided, however, that our Advisor will fund, and will not be reimbursed for, 1.15% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses. Organization and offering costs consist of all expenses (other than sales commissions, the dealer manager fee, stockholder servicing fees and dealer manager servicing fees) to be paid by us in connection with the Offering, including

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As noted above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor will fund, and will not be reimbursed for, 1.15% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, and is required to reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees, dealer manager servicing fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Offering. Our Advisor also receives a monthly asset management fee equal to 0.0833%, which is one-twelfth of 1%, of our aggregate asset value, as defined. Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio.

Our Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Beginning four fiscal quarters after we acquire our first real estate asset, our Advisor is required to pay or reimburse us the amount by which our aggregate annual operating expenses, as defined, exceed the greater of 2% of our average invested assets or 25% of our net income, as defined, unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For any fiscal quarter for which total operating expenses for the 12 months then ended exceed the limitation, we will disclose this fact in our next quarterly report or within 60 days of the end of that quarter and send a written disclosure of this fact to our stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified.

Dealer Manager Agreement

In connection with our Primary Offering, our Dealer Manager receives a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from sales of Class T shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A shares and Class T shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Dealer Manager does not receive an upfront sales commission or dealer manager fee from sales of Class W shares in the Primary Offering. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares sold in the Primary Offering. Our Dealer Manager also receives an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by the Company with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares sold in the Primary

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by the Company with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate underwriting compensation paid in our Primary Offering with respect to Class W shares, comprised of the dealer manager servicing fees, equals 9.0% of the gross proceeds from the sale of Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share is redeemed or is no longer outstanding.

Our Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses are considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Offering, may not exceed 3% of gross offering proceeds from sales in the Offering. We recorded a liability as due to affiliates for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

Affiliated Dealer Manager

Our Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager and an affiliate of our Dealer Manager owns a 2.5% non-voting membership interest in our Advisor.

Property Management Agreement

Under the property management agreement for our property, our Property Manager receives a fee for its services in managing our property equal to the greater of $2,500 or 6% of the gross revenues from the property plus reimbursement of the Property Manager’s costs of managing the property. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing, and maintaining our property. The property management agreement has a three year term and automatically renews for successive one year periods thereafter, unless we or our Property Manager provides prior written notice at least 90 days prior to the expiration of the term. We may terminate the property management agreement without cause at any time during the initial three year term if we pay our Property Manager a termination fee equal to the Set-Up Amount (as defined below), reduced by 1/36th of the Set-Up Amount for every full month of the term. After the end of the initial three year term, we may terminate the property management agreement (a) upon 30 days prior written notice without payment of a termination fee, (b) upon the consummation of a sale or other disposition of the property, and (c) if all or a substantial portion of the property is taken in its entirety by condemnation. Our Property Manager may terminate the management agreement on 60 days prior written notice to us.

Our Property Manager has entered into a sub-property management agreement with Extra Space Management, Inc., an affiliate of Extra Space Storage, Inc. (“Extra Space”). The sub-property management agreement between our Property Manager and Extra Space is substantially the same as the property management agreement described above. Under the sub-property management agreement, Extra Space has agreed to pay up to $25,000 toward the signage and set-up costs associated with converting the property to the Extra Space brand (the “Set-Up Amount”). Under the sub-property management agreement, our Property Manager will pay Extra Space a monthly management fee of $2,500 or 6% of the gross revenues, whichever is greater, plus reimbursement of Extra Space’s costs of managing the property; provided, however that no management fee is due and payable to Extra Space for the months of January and July each year during the term. Extra Space has the exclusive right to offer tenant insurance to the tenants and is entitled to all of the benefits of such tenant insurance. The sub-property management agreement also has a three year term and automatically renews for successive one year periods thereafter, unless our Property Manager or Extra Space provides prior written notice at least 90 days prior to the expiration of the term. Our Property Manager may terminate the sub-property management agreement without cause at any time during the initial three year term if it pays Extra Space a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

On July 14, 2017, our Property Manager provided written notice to Extra Space of its intention to terminate the sub-property management agreement with Extra Space, effective October 1, 2017. Please see Note 9 – Subsequent Events.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the six months ended June 30, 2017, as well as any related amounts payable as of June 30, 2017. There were no related party costs incurred or paid by us for the period from June 1, 2016 (date of inception) through December 31, 2016:

	Six Months Ended June 30, 2017
	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$139,260	$75,878	$63,382
Asset management fees	11,000	4,125	6,875
Property management fees(1)	5,916	5,916	—
Acquisition expenses	48,136	42,422	5,714
Additional Paid-in Capital
Selling commissions	422,053	422,053	—
Dealer Manager fees	190,528	173,045	17,483
Stockholder Servicing Fees and Dealer Manager Servicing Fees(2)	62,595	—	62,595
Offering costs	1,272,713	1,074,073	198,640

Total	$2,152,201	$1,797,512	$354,689

(1)	During the six months ended June 30, 2017, property management fees included approximately $6,000 of fees paid to the sub-property manager of our property.
(2)	We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares and 1/365th of 0.5% of the purchase price per share of the Class W Shares sold in the Primary Offering.

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

Note 6. Commitments and Contingencies

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

For the six months ended June 30, 2017, we did not receive any requests for redemptions.

Operating Partnership Redemption Rights

The limited partners of our Operating Partnership will have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances that could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as our Advisor is acting as our advisor under the Advisory Agreement.

Other Contingencies

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Note 7. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below. There were no operations for the period June 1, 2016 (date of inception through December 31, 2016).

	Three months ended
	March 31, 2017	June 30, 2017
Total revenues	$—	$115,130
Total operating expenses	122,481	405,323
Operating loss	(122,481)	(290,193)
Net loss	(122,481)	(290,193)
Net loss attributable to the common stockholders	(119,518)	(283,601)
Net loss per Class A share-basic and diluted	(0.46)	(0.75)
Net loss per Class T share-basic and diluted	—	(0.75)
Net loss per Class W share-basic and diluted	—	(0.75)

Note 8. Dividend Declaration

On June 7, 2017, our board of directors declared a daily distribution rate for the third quarter of 2017 of approximately $0.004281 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on July 1, 2017 and ending September 30, 2017. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 9. Subsequent Events

Offering Status

As of August 3, 2017, in connection with our Private Offering Transaction and Offering we have issued approximately 540,000 Class A shares for gross offering proceeds of approximately $11.9 million, approximately 48,000 Class T shares for gross offering proceeds of approximately $1.2 million and approximately 33,000 Class W shares for gross offering proceeds of approximately $750,000.

Property Management Agreement

On July 14, 2017, our Property Manager provided written notice to Extra Space of its intention to terminate the sub-property management agreement effective October 1, 2017, after which our Property Manager will manage our property directly. Our Sponsor is currently in negotiations to reacquire the rights to the “SmartStop® Self Storage” brand in the United States which, if successfully acquired, we anticipate using at our property.

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

Overview

Strategic Storage Trust IV, Inc. was formed on June 1, 2016 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities and related self storage real estate investments. Our year end is December 31. As used in this report, “we,” “us,” “our,” and “Company” refer to Strategic Storage Trust IV, Inc. and each of our subsidiaries.

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

On March 17, 2017, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering,”), consisting of three classes of shares: Class A shares for $25.00 per share (up to $450 million in shares), Class T shares for $24.21 per share (up to $450 million in shares), and Class W shares for $22.75 per share (up to $100 million in shares). As of June 30, 2017, we had sold approximately 360,577 Class A Shares in the Private Offering Transaction and approximately 44 Class A shares to our Advisor for gross proceeds of approximately $7.5 million and $1,000, respectively. As of June 30, 2017, we have issued approximately 66,000 Class A shares for gross offering proceeds of approximately $1.7 million, approximately 10,000 Class T shares for gross offering proceeds of approximately $0.2 million and approximately 27,000 Class W shares for gross offering proceeds of approximately $0.6 million in our Offering. We intend to invest the net proceeds from the Private Offering Transaction and the Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada.

As of June 30, 2017, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Florida	1	600	67,000	100.0%	96.3%	100.0%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 100 units).
(2)	Includes all rentable square feet consisting of storage units and parking (approximately 27,000 square feet).
(3)	Represents occupied square feet divided by total rentable square feet as of June 30, 2017.
(4)	Represents rental income divided by our total rental income for the month ended June 30, 2017.

Our results of operations for the six months ended June 30, 2017 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation expense, amortization expense and interest expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

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

We believe that our critical accounting policies include the following: real estate purchase price allocations; the evaluation of whether any of our long-lived assets have been impaired; the determination of the useful lives of our long-lived assets; and the evaluation of the consolidation of our interests in joint ventures. The following discussion of these policies supplements, but does not supplant the description of our significant accounting policies, as contained in Note 2 of the Notes to the Consolidated Financial Statements contained in this report, and is intended to present our analysis of the uncertainties involved in arriving upon and applying each policy.

Real Estate Purchase Price Allocation

We allocate the purchase prices of acquired properties based on a number of estimates and assumptions. We allocate the purchase prices to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. These estimated fair values are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. Acquisitions of portfolios of properties are allocated to the individual properties based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which we estimate based upon the relative size, age, and location of the individual property along with actual historical and estimated occupancy and rental rate levels, and other relevant factors. If available, and determined by management to be appropriate, appraised values are used, rather than these estimated values. Because we believe that substantially all of the leases in place at properties we will acquire are at market rates, as the majority of the leases are month-to-month contracts, we do not expect to allocate any portion of the purchase prices to above or below market leases. The determination of market rates is also subject to a number of estimates and assumptions. Our allocations of purchase prices could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such allocations may vary dramatically based on the estimates and assumptions we use.

Impairment of Long-Lived Assets

The majority of our assets consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss recognized, if any, may vary based on the estimates and assumptions we use.

Estimated Useful Lives of Long-Lived Assets

We assess the useful lives of the assets underlying our properties based upon a subjective determination of the period of future benefit for each asset. We record depreciation expense with respect to these assets based upon the estimated useful lives we determine. Our determinations of the useful lives of the assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as such determinations, and the corresponding amount of depreciation expense, may vary dramatically based on the estimates and assumptions we use.

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

REIT Qualification

We intend to make an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2017. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Results of Operations

Overview

We derive revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at our self storage facility; and (ii) sales of packing- and storage-related supplies at our storage facility. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facility. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

On March 17, 2017, we commenced our Offering and formal operations. On April 11, 2017, we acquired our first self storage property located in Florida comprising approximately 600 units and approximately 67,000 rentable square feet. Operating results in future periods will depend on the results of operations of real estate properties that we acquire.

As a result of the timing of our formation, commencement of operations and acquisition of our first property, we believe there is little basis for comparison between the three and six months ended June 30, 2017 and to the period from June 1, 2016 (date of inception) through June 30, 2016. We expect revenue and expenses to increase in future periods as we acquire additional properties.

Total Revenues

Total revenues for the six months ended June 30, 2017 were approximately $115,000, which is attributable to the acquisition of our first self storage property during the second quarter of 2017. We expect total revenues to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2017 were approximately $60,000. Property operating expenses includes the cost to operate our facility including payroll, utilities, insurance, real estate taxes, and marketing. The property operating expenses are attributable to the acquisition of our first self storage property during the second quarter of 2017. We expect property operating expenses to increase in the future as our operational activity increases.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2017 were approximately $17,000. Property operating expenses – affiliates includes property management fees and asset management fees. The property operating expenses – affiliates are attributable to the acquisition of our first self storage property during the second quarter of 2017. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2017 were approximately $295,000. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2017 were approximately $76,000. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our property. Amortization expense consists of the amortization of intangible assets resulting from our acquisition of one self storage property during the second quarter of 2017.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the six months ended June 30, 2017 were approximately $48,000. These acquisition expenses primarily relate to the costs associated with our first self storage property acquired during the second quarter of 2017 and prospective self storage properties to be acquired in future periods.

Other Property Acquisition Expenses

Other property acquisition expenses for the six months ended June 30, 2017 were approximately $32,000. These acquisition expenses primarily relate to the costs associated with our first self storage property acquired during the second quarter of 2017.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2017 and for the period from June 1, 2016 (date of inception) through June 30, 2016 is as follows:

	Six Months Ended June 30, 2017	For the period from June 1, 2016 (date of inception) through June 30, 2016	Change
Net cash flow provided by (used in):
Operating activities	$(774,597)	$—	$(774,597)
Investing activities	(4,950,724)	—	(4,950,724)
Financing activities	7,625,844	201,000	7,424,844

Cash flows used in operating activities for the six months ended June 30, 2017 were approximately $775,000, which is primarily the result of a net loss of approximately $413,000 and cash used in other assets of approximately $608,000 offset by increases in accounts payable and accrued liabilities and amounts due to affiliates, totaling approximately $171,000.

Cash flows used in investing activities for the six months ended June 30, 2017 were approximately $4.95 million, which is the result of cash consideration paid of approximately $4.95 million for our acquisition during the six months ended June 30, 2017.

Cash flows provided by financing activities for the six months ended June 30, 2017 and for the period from June 1, 2016 (date of inception) through June 30, 2016 were approximately $7.6 million and $0.2 million, respectively, an increase in cash provided of approximately $7.4 million. The change is primarily comprised of approximately $9.8 million in gross proceeds from our issuance of common stock offset by approximately $2.0 million of offering costs and approximately $0.2 million in distributions paid.

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

Distribution Policy

On June 7, 2017, our board of directors authorized a daily distribution in the amount of approximately $0.004281 per share on the outstanding shares of common stock payable to stockholders of record of such shares as shown on our books as of the close of business on each day during the period, commencing on July 1, 2017 and continuing on each day thereafter through and including September 30, 2017. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share.

Currently, we are making distributions to our stockholders using proceeds from the Offering and the Private Offering Transaction in anticipation of future cash flow. As such, this reduces the amount of capital we will ultimately invest in properties. Because substantially all of our operations are performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Offering and the Private Offering Transaction. Though we presently intend to pay only cash distributions, and potentially stock distributions, we are authorized by our charter to pay in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the Offering and the Private Offering Transaction. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

The following shows our distributions and the sources of such distributions for the six months ended June 30, 2017. There were no distributions from June 1, 2016 (date of inception) through December 31, 2016.

	Six Months Ended June 30, 2017
Distributions paid in cash — common stockholders	$196,981
Distributions paid in cash — Operating Partnership unitholders	4,832
Distributions reinvested	436

Total distributions	$202,249

Source of distributions
Cash flows provided by operations	$—	0%
Proceeds from the Offering and the Private Offering Transaction	201,813	99.8%
Offering proceeds from distribution reinvestment plan	436	0.2%

Total sources	$202,249	100%

From our inception through June 30, 2017, we paid cumulative distributions of approximately $202,000, as compared to cumulative net loss attributable to our common stockholders of approximately $403,000. Net loss attributable to our common stockholders for the six months ended June 30, 2017 and cumulative net loss reflect non-cash depreciation and amortization of approximately $76,000, and acquisition related expenses of approximately $80,000.

For the six months ended June 30, 2017, we paid total distributions of approximately $202,000. From our commencement of paying cash distributions on our common shares in February 2017, the payment of distributions was paid solely from proceeds of our Offering and Private Offering Transaction.

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

We have not been able to and may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock in the Offering and the Private Offering Transaction and pursuant to our distribution reinvestment plan. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Indebtedness

As of June 30, 2017 and December 31, 2016, we did not have any third-party indebtedness.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds are for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any.

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

Subsequent Events

Please see Note 9 of the Notes to the Consolidated Financial Statements contained in this report.

Seasonality

We believe that we will experience minor seasonal fluctuations in the occupancy levels of our facility which we believe will be slightly higher over the summer months due to increased moving activity.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of the prospectus contained in our registration statement.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2017.

We incurred a net loss of approximately $403,000 for the six months ended June 30, 2017. Our accumulated deficit was approximately $403,000 as of June 30, 2017. Given that we are still early in our fundraising and acquisition stage, our operations will not be profitable in 2017.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions. From commencement of paying cash distributions in February 2017, the payment of cash distributions has been paid from gross proceeds from the Offering and the Private Offering Transaction. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On March 17, 2017, our Offering (SEC File No. 333-212639) of up to $1.0 billion in shares of our common stock in our primary offering, consisting of three classes of shares: Class A shares for $25.00 per share (up to $450 million in shares), Class T shares for $24.21 per share (up to $450 million in shares), and Class W shares for $22.75 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $23.75 per share for Class A shares, $23.00 per share for Class T shares and $22.75 per share for Class W shares, was declared effective by the SEC. As of June 30, 2017, we had sold approximately 66,000 Class A shares for gross offering proceeds of approximately $1.7 million, approximately 10,000 Class T shares for gross offering proceeds of approximately $0.2 million and approximately 27,000 Class W shares for gross offering proceeds of approximately $0.6 million pursuant to our Primary Offering and had sold approximately 360,577 Class A Shares in the Private Offering Transaction for gross proceeds of approximately $7.5 million. In conjunction with the Private Offering Transaction and the Primary Offering, we have incurred approximately $675,000 in sales commissions and dealer manager fees (of which approximately $422,000 was re-allowed to a third party broker-dealer), and approximately $1.8 million in organization and offering costs.

(c)	Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Since inception, we have not received any redemption requests nor have we redeemed any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the second quarter of 2017, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	First Articles of Amendment and Restatement of Strategic Storage Trust IV, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on February 10, 2017, Commission File No. 333-212639

3.2	Bylaws of Strategic Storage Trust IV, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on July 22, 2016, Commission File No. 333-212639

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Supplement No. 2 to the Company’s Prospectus, filed on May 25, 2017, Commission File No. 333-212639

10.1	Amendment No. 1 to Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to the Company’s Form 8-K, filed on May 25, 2017, Commission File No. 333-212639

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following Strategic Storage Trust IV, Inc. financial information for the quarter ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST IV, INC. (Registrant)

Dated: August 10, 2017	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)