Form 10-Q
period 2017-09-30
Strategic Storage Trust IV, Inc.
filed 2017-11-09
CIK 1680232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, there were 990,629 outstanding shares of Class A common stock, 266,804 outstanding shares of Class T common stock and 92,967 outstanding shares of Class W common stock of the registrant.

FORM 10-Q

STRATEGIC STORAGE TRUST IV, INC.

TABLE OF CONTENTS

		Page No.
	Cautionary Note Regarding Forward-Looking Statements	2

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:	2
	Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and for the Three Months Ended September 30, 2016 and the period from June 1, 2016 (date of inception) through September 30, 2016 (unaudited)	4
	Consolidated Statement of Equity for the Nine Months Ended September 30, 2017 (unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and for the period from June 1, 2016 (date of inception) through September 30, 2016 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. Our results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Real estate facility:
Land	$902,914	$—
Buildings	3,289,314	—
Site improvements	524,514	—
	4,716,742	—
Accumulated depreciation	(73,216)	—
Real estate facility, net	4,643,526	—
Cash and cash equivalents	14,366,322	201,000
Other assets, net	1,080,369	—
Intangible assets, net of accumulated amortization	155,505	—
Total assets	$20,245,722	$201,000
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$142,000	$—
Due to affiliates	343,829	—
Distributions payable	120,213	—
Total liabilities	606,042	—
Commitments and contingencies (Note 6)
Redeemable common stock	31,391	—
Strategic Storage Trust IV, Inc. equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Class A common stock, $0.001 par value; 315,000,000 and 30,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; 840,424 and 44 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	840	—
Class T common stock, $0.001 par value; 315,000,000 and no shares authorized at September 30, 2017 and December 31, 2016, respectively; 151,332 and no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	151	—
Class W common stock, $0.001 par value; 70,000,000 and no shares authorized at September 30, 2017 and December 31, 2016, respectively; 63,978 and no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	64	—
Additional paid-in capital	20,621,396	1,000
Distributions	(532,081)	—
Accumulated deficit	(660,018)	—
Total Strategic Storage Trust IV, Inc. equity	19,430,352	1,000
Noncontrolling interests in our Operating Partnership	177,937	200,000
Total equity	19,608,289	201,000
Total liabilities and equity	$20,245,722	$201,000

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	For the period from June 1, 2016 (date of inception) through September 30,
	2017	2016	2017	2016
Revenues:
Self storage rental revenue	$129,163	$—	$244,209	$—
Ancillary operating revenue	264	—	348	—
Total revenues	129,427	—	244,557	—
Operating expenses:
Property operating expenses	59,233	—	119,066	—
Property operating expenses – affiliates	23,863	—	40,779	—
General and administrative	153,069	—	447,951	—
Depreciation	36,496	—	73,330	—
Intangible amortization expense	38,877	—	77,754	—
Acquisition expenses – affiliates	46,242	—	94,378	—
Other property acquisition expenses	31,580	—	63,906	—
Total operating expenses	389,360	—	917,164	—
Net loss	(259,933)	—	(672,607)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	3,034	—	12,589	—
Net loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(256,899)	$—	$(660,018)	$—
Net loss per Class A share—basic and diluted	$(0.35)	$—	$(1.43)	$—
Net loss per Class T share—basic and diluted	$(0.35)	$—	$(1.43)	$—
Net loss per Class W share—basic and diluted	$(0.35)	$—	$(1.43)	$—
Weighted average Class A shares outstanding—basic and diluted	613,965	44	420,271	40
Weighted average Class T shares outstanding—basic and diluted	73,599	—	25,116	—
Weighted average Class W shares outstanding—basic and diluted	43,837	—	16,729	—

See notes to consolidated financial statements.

Strategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock									Total
	Class A		Class T		Class W					Strategic	Noncontrolling
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Storage Trust IV, Inc. Equity	Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2016	44	$—	—	$—	—	$—	$1,000	$—	$—	$1,000	$200,000	$201,000	$—
Gross proceeds from issuance of common stock	839,482	839	151,116	151	63,729	64	24,570,219	—	—	24,571,273	—	24,571,273	—
Offering costs	—	—	—	—	—	—	(3,949,822)	—	—	(3,949,822)	—	(3,949,822)	—
Changes to redeemable common stock	—	—	—	—	—	—	(31,391)	—	—	(31,391)	—	(31,391)	31,391
Distributions	—	—	—	—	—	—	—	(532,081)	—	(532,081)	—	(532,081)	—
Distributions for noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9,474)	(9,474)	—
Issuance of shares for distribution reinvestment plan	898	1	216	—	249	—	31,390	—	—	31,391	—	31,391	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(660,018)	(660,018)	—	(660,018)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	(12,589)	(12,589)	—
Balance as of September 30, 2017	840,424	$840	151,332	$151	63,978	$64	$20,621,396	$(532,081)	$(660,018)	$19,430,352	$177,937	$19,608,289	$31,391

See notes to consolidated financial statements.

STrategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2017	For the period from June 1, 2016 (date of inception) through September 30, 2016
Cash flows from operating activities:
Net loss	$(672,607)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	151,084	—
Increase (decrease) in cash from change in assets and liabilities:
Other assets	(612,683)	—
Accounts payable and accrued liabilities	113,844	—
Due to affiliates	54,596	—
Net cash used in operating activities	(965,766)	—
Cash flows from investing activities:
Purchase of real estate	(4,950,000)	—
Deposits on acquisitions of real estate facilities	(325,000)	—
Net cash used in investing activities	(5,275,000)	—
Cash flows from financing activities:
Gross proceeds from issuance of common stock	24,428,472	1,000
Offering costs	(3,632,433)	—
Distributions paid to common stockholders	(382,189)	—
Distributions paid to noncontrolling interest in our Operating Partnership	(7,762)	—
Issuance of noncontrolling interests in our Operating Partnership	—	200,000
Net cash provided by financing activities	20,406,088	201,000
Change in cash and cash equivalents	14,165,322	201,000
Cash and cash equivalents, beginning of period	201,000	—
Cash and cash equivalents, end of period	$14,366,322	$201,000
Supplemental cash flow and non-cash transactions:
Proceeds from issuance of common stock in other assets	$142,800	$—
Offering costs included in due to affiliates	$289,233	$—
Offering costs included in accounts payable and accrued liabilities	$28,156	$—
Distributions payable	$120,213	$—
Issuance of shares pursuant to distribution reinvestment plan	$31,391	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013 (our “Sponsor”), is the sponsor of our Offering of shares of our common stock, as described below. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor IV, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management IV, LLC (our “Property Manager”).

We have no employees. Our Advisor, a Delaware limited liability company, was formed on May 31, 2016. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement we entered into with our Advisor (our “Advisory Agreement”) on March 3, 2017. The officers of our Advisor are also officers of us and our Sponsor.

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

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction”). Due to the proceeds raised in our Private Offering Transaction, there was not a minimum number of shares we needed to sell before accepting subscriptions for the Primary Offering. On March 17, 2017 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective and we commenced formal operations. As of September 30, 2017, approximately 480,000 Class A shares for gross offering proceeds of approximately $12.0 million, approximately 151,000 Class T shares for gross offering proceeds of approximately $3.6 million and approximately 64,000 Class W shares for gross offering proceeds of approximately $1.4 million had been sold in the Offering. We intend to invest the net proceeds from the Private Offering Transaction and the Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of September 30, 2017, we owned one property.

Our operating partnership, Strategic Storage Operating Partnership IV, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on June 2, 2016. On June 15, 2016, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 (8,889 partnership units) and on June 15, 2016, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. As of September 30, 2017, we owned approximately 99.2% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.8% of the common units are owned by our Advisor.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Our Property Manager is a Delaware limited liability company which was formed on May 31, 2016 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. At the acquisition of our property, we entered into a property management agreement with our Property Manager and our Property Manager entered into a sub-property management agreement with an affiliate of Extra Space Storage Inc. (“Extra Space”) for the management of our property which was branded under the Extra Space name.

On July 14, 2017, our Property Manager provided written notice to Extra Space of its intention to terminate the sub-property management agreement effective October 1, 2017. As of October 1, 2017, our Property Manager now manages our property directly. In addition, our Sponsor reacquired the rights to the “SmartStop® Self Storage” brand in the United States. As a result, we began using the “SmartStop® Self Storage” brand at our property effective October 1, 2017. Please see Note 5 – Related Party Transactions – Property Management Agreement.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). On February 10, 2017, the Company executed a dealer manager agreement, as amended (the “Dealer Manager Agreement”), with our Dealer Manager. Our Dealer Manager is responsible for marketing our shares to be offered pursuant to our Primary Offering. Our Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager and affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

As of September 30, 2017 and December 31, 2016, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at fair value, the determination if certain entities should be consolidated, the evaluation of potential impairment of long-lived assets, and the estimated useful lives of real estate assets and intangibles.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with amended accounting guidance which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date and to adjust those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for an acquisition). Acquisitions of portfolios of facilities will be allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $235,000 in intangible assets to recognize the value of in-place leases related to our acquisition during the nine months ended September 30, 2017. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. Our acquisition-related transaction costs are required to be expensed as incurred. During the three and nine months ended September 30, 2017, we expensed approximately $78,000 and $160,000, respectively, of acquisition-related transaction costs.

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

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the nine months ended September 30, 2017, no impairment losses were recognized.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Real Estate Facility

Our real estate facility is recorded based on fair value as of the date of acquisition. We capitalize costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of September 30, 2017, the gross amounts allocated to in-place lease intangibles was approximately $235,000 and accumulated amortization of in-place lease intangibles totaled approximately $80,000.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2017 and 2018 is approximately $40,000 and $115,000, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing will be presented on the consolidated balance sheets as a reduction of the related debt. The net carrying value of costs incurred in connection with obtaining revolving financing will be presented as debt issuance costs on the consolidated balance sheets. Debt issuance costs will be amortized on a straight-line basis over the term of the related loan, which we do not expect will be materially different than the effective interest method. There were no debt issuance costs incurred by us for the period ended December 31, 2016 or for the nine months ended September 30, 2017.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Organization and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor will fund, and will not be reimbursed for, 1.15% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we will recognize as a capital contribution from our Advisor. Organization and offering costs funded by our Advisor are recognized as a liability in our consolidated financial statements as of September 30, 2017 as we had a present responsibility to reimburse our Advisor after the Effective Date of the Primary Offering. Our Advisor must reimburse us within 60 days after the end of the month in which the initial public offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

Our Dealer Manager will enter into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee and dealer manager servicing fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Offering, may not exceed 3% of gross offering proceeds from sales in the Offering. We record a liability within Due to Affiliates for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Redeemable Common Stock

We adopted a share redemption program that will enable stockholders to sell their shares to us in limited circumstances.

We record amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets since the shares are redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under our share redemption program will be limited to the number of shares we could repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan. However, accounting guidance states that determinable amounts that can become redeemable but that are contingent on an event that is likely to occur (e.g., the passage of time) should be presented as redeemable when such amount is known. Therefore, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as redeemable common stock in our consolidated balance sheets.

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

For the nine months ended September 30, 2017, we did not receive any requests for redemptions.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 with early adoption permitted. This ASU will still be applied using either a full retrospective or modified retrospective approach. We have determined that our self storage rental revenues will not be subject to the guidance in ASU 2014-09, as they qualify as lease contracts, which are excluded from its scope.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. While we continue to evaluate the standard, based upon our assessment to date, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements, because substantially all of our lease revenues are derived from month-to-month leases.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalent balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of September 30, 2017 and December 31, 2016, we did not have any restricted cash. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements and shall be applied on a prospective basis. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. The adoption of this guidance will likely result in a decrease in acquisition related costs being expensed, as our acquisition of real estate properties will likely be considered asset acquisitions rather than business combinations under ASU 2017-01.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note 3. Real Estate Facility

The following summarizes the activity in the real estate facility during the nine months ended September 30, 2017:

Real estate facility
Balance at December 31, 2016	$—
Facility acquisition	4,716,742
Balance at September 30, 2017	$4,716,742
Accumulated depreciation
Balance at December 31, 2016	$—
Depreciation expense	(73,216)
Balance at September 30, 2017	$(73,216)

The following table summarizes the preliminary purchase price allocation for our acquisition during the nine months ended September 30, 2017:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	2017 Revenue(1)	2017 Property Operating Income(2)
Jensen Beach—FL	4/11/17	$4,716,742	$233,258	$4,950,000	$244,557	$112,044

(1)	The operating results of the facility acquired above has been included in our consolidated statement of operations since its acquisition date.
(2)

Property operating income excludes corporate general and administrative expenses, asset management fees, depreciation, amortization, acquisition expenses and costs incurred in connection with the property management changes.

The purchase price allocation included above is preliminary and therefore, subject to change upon the completion of our analysis of appraisals and other information related to the acquisition. We anticipate finalizing the purchase price allocation by December 31, 2017, as further evaluations are completed and additional information is received from third parties.

Note 4. Pro Forma Consolidated Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the nine months ended September 30, 2017, and for the period from June 1, 2016 (date of inception) through September 30, 2016 as if our acquisition was completed as of June 1, 2016. This pro forma information does not purport to represent what our actual consolidated results of operations would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	For the nine months ended September 30, 2017	For the period from June 1, 2016 (date of inception) through September 30, 2016
Pro forma revenue	$385,824	$174,086
Pro forma operating expenses	(949,522)	(195,892)
Pro forma net loss attributable to common stockholders	(558,439)	(21,602)

The pro forma consolidated financial information for the nine months ended September 30, 2017 and for the period from June 1, 2016 (date of inception) through September 30, 2016 were adjusted to exclude approximately $127,000 and $0, respectively, for acquisition related expenses.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

Organization and Offering Costs

Organization and offering costs of the Offering may be paid by our Advisor on our behalf and reimbursed to our Advisor from the proceeds of our Offering; provided, however, that our Advisor will fund, and will not be reimbursed for, 1.15% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses. Organization and offering costs consist of all expenses (other than sales commissions, the dealer manager fee, stockholder servicing fees and dealer manager servicing fees) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

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

September 30, 2017

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

Our Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses are considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Offering, may not exceed 3% of gross offering proceeds from sales in the Offering. We record a liability as due to affiliates for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

Affiliated Dealer Manager

Our Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager and affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

Property Management Agreement

From the acquisition of our property through September 30, 2017, our Property Manager contracted with Extra Space for Extra Space to serve as the sub-property manager for our property pursuant to a separate sub-property management agreement. As of October 1, 2017, our Property Manager terminated the sub-property management agreement, and our Property Manager now manages our property directly. In connection with the termination, the property management agreement was amended and we paid Extra Space a termination fee, as described below.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Prior Arrangement

Under the property management agreement in effect from April 11, 2017 through September 30, 2017 for our property, our Property Manager received a monthly management fee for the property equal to the greater of $2,500 or 6% of the gross revenues, plus reimbursement of our Property Manager’s costs of managing the property. In addition, Extra Space agreed to pay up to $25,000 toward the signage and set-up costs associated with converting such property to the Extra Space brand (the “Set-Up Amount”). The property management agreement had a three year term and automatically renewed for successive one year periods thereafter, unless we or our Property Manager provided prior written notice at least 90 days prior to the expiration of the term. In general, if we terminated a property management agreement without cause during the initial three year term, we would have been required to pay our Property Manager a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term that had elapsed.

The sub-property management agreement between our Property Manager and Extra Space was substantially the same as the foregoing property management agreement. Under the sub-property management agreement, our Property Manager paid Extra Space a monthly management fee for the property equal to the greater of $2,500 or 6% of the gross revenues, plus reimbursement of Extra Space’s costs of managing the property; provided, however that no management fee was due and payable to Extra Space for the months of January and July each year during the term. Extra Space had the exclusive right to offer tenant insurance to the tenants and was entitled to all of the benefits of such tenant insurance. The sub-property management agreement also had a three year term and automatically renewed for successive one year periods thereafter, unless our Property Manager or Extra Space provided prior written notice at least 90 days prior to the expiration of the term. In general, if our Property Manager terminated the sub-property management agreement without cause during the initial three year term, it would have been required to pay Extra Space a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term that had elapsed.

Termination of Sub-property Manager

As of October 1, 2017, our Property Manager terminated the sub-property management agreement with Extra Space, and we amended the corresponding property management agreements as described below. In connection with the amendment of the property management agreement, the property-owning subsidiary agreed to pay the termination fee owed by our Property Manager in accordance with its termination of the sub-property management agreement. The aggregate costs incurred in connection with the property management change were approximately $4,000. This amount was included in property operating expenses – affiliates in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2017.

Property Management Subsequent to September 30, 2017

In connection with the termination of the sub-property management agreement, the corresponding property management agreement was amended effective as of October 1, 2017. Pursuant to the amended property management agreement, our Property Manager receives: (i) a monthly management fee for the property equal to the greater of $3,000 or 6% of the gross revenues from the property plus reimbursement of the Property Manager’s costs of managing the property and (ii) a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000. In addition, our Property Manager has the exclusive right to offer tenant insurance to the tenants and is entitled to all of the benefits of such tenant insurance. The property management agreement has a three year term and automatically renews for successive one year periods thereafter, unless we or our Property Manager provide prior written notice at least 90 days prior to the expiration of the term. After the end of the initial three year term, either party may terminate a property management agreement generally upon 60 days prior written notice. With respect to each new property we acquire for which we enter into a property management agreement with our Property Manager we will also pay our Property Manager a one-time start-up fee in the amount of $3,750.

In connection with the change in our property management agreement, our store has been rebranded under the “SmartStop® Self Storage” brand.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the nine months ended September 30, 2017, as well as any related amounts payable as of September 30, 2017. There were no related party costs incurred or paid by us for the period from June 1, 2016 (date of inception) through
December 31, 2016:

	Nine Months Ended September 30, 2017
	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$182,502	$153,340	$29,162
Asset management fees	23,394	19,250	4,144
Property management fees(1)	17,385	16,120	1,265
Acquisition expenses	94,378	74,353	20,025
Additional Paid-in Capital
Selling commissions	1,271,629	1,271,629	—
Dealer Manager fees	465,255	442,562	22,693
Stockholder Servicing Fees and Dealer Manager Servicing Fees(2)	240,240	2,547	237,693
Offering costs	1,386,947	1,358,100	28,847
Total	$3,681,730	$3,337,901	$343,829

(1)	During the nine months ended September 30, 2017, property management fees included approximately $16,000 of fees paid to the sub-property manager of our property.
(2)

We pay our Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares and an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W Shares sold in the Primary Offering.

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

Storage Auction Program

In March 2017, our Sponsor acquired a minority interest in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company is expected to receive a service fee for such services Through September 30, 2017, our sub-property manager did not utilize the Auction Company at our property. In the future, our Property Manager may utilize the Auction Company at our properties, and we would be responsible for paying any fees related to our properties. Our properties would receive the proceeds from such online auctions.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note 6. Commitments and Contingencies

Distribution Reinvestment Plan

We adopted a distribution reinvestment plan that will allow our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The plan became effective on the effective date of our Offering. The purchase price per share is $23.75 per share for Class A shares, $23.00 per share for Class T shares and $22.75 per share for Class W shares during  the Primary Offering. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders.

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

Until our board of directors approves an estimated net asset value per share, as published from time to time in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q and/or a Current Report on Form 8-K publicly filed with the SEC, the per share price for the redemption of shares shall be equal to the then-current net investment amount of our shares, which will be based on the “amount available for investment” percentage shown in the estimated use of proceeds table in our prospectus. For each class of shares, this amount will equal the current offering price of the shares, less the associated sales commissions, dealer manager fee and estimated organization and offering expenses not reimbursed by our Advisor. Once our board of directors approves an estimated net asset value per share, the per share price for the repurchase of a given class of shares will be equal to the then-current estimated net asset value per share for such class of shares.

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

For the nine months ended September 30, 2017, we did not receive any requests for redemptions.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Note 7. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below. There were no operations for the period from June 1, 2016 (date of inception) through December 31, 2016.

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017
Total revenues	$—	$115,130	$129,427
Total operating expenses	122,481	405,323	389,360
Net loss	(122,481)	(290,193)	(259,933)
Net loss attributable to the common stockholders	(119,518)	(283,601)	(256,899)
Net loss per Class A share-basic and diluted	(0.46)	(0.75)	(0.35)
Net loss per Class T share-basic and diluted	—	(0.75)	(0.35)
Net loss per Class W share-basic and diluted	—	(0.75)	(0.35)

Note 8. Declaration of Distributions

On September 18, 2017, our board of directors declared a daily distribution rate for the fourth quarter of 2017 of approximately $0.004281 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on October 1, 2017 and ending December 31, 2017. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 9. Potential Acquisitions

Palm Beach Gardens, Florida

On August 18, 2017, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Palm Beach Gardens, Florida (the “Palm Beach Gardens Property”). The purchase price for the Palm Beach Gardens Property is approximately $18.9 million, plus closing and acquisition costs. The purchase and sale agreement includes a provision for an additional purchase price payment of up to $1.8 million that could become due based upon the property exceeding certain performance hurdles in its fourth year of operations.  We expect the acquisition of the Palm Beach Gardens Property to close in the third quarter of 2018 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with a combination of net proceeds from our Offering and a credit facility or other debt financing. If we fail to acquire the Palm Beach Gardens Property, in addition to the incurred acquisition costs, we may also forfeit approximately $250,000 in earnest money as a result.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Texas City, Texas

On September 25, 2017, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility located in Texas City, Texas (the “Texas City Property”). The purchase price for the Texas City Property is approximately $8 million, plus closing and acquisition costs. We expect the acquisition of the Texas City Property to occur in the fourth quarter of 2017. We expect to fund such acquisition with net proceeds from our Offering. If we fail to acquire the Texas City Property, in addition to the incurred acquisition costs, we may also forfeit approximately $75,000 in earnest money as a result.

Note 10.  Subsequent Events

       Potential Acquisitions

Surprise, Arizona

On November 7, 2017, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Surprise, Arizona (the “Surprise Property”). The purchase price for the Surprise Property is approximately $7.5 million, plus closing and acquisition costs.  We expect the acquisition of the Surprise Property to close in the third quarter of 2018 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with a combination of net proceeds from our Offering and a credit facility or other debt financing. If we fail to acquire the Surprise Property, we may forfeit the incurred acquisition costs.

Approval Period Extension for Palm Beach Gardens Property

Under the original terms of the Palm Beach Gardens Property purchase agreement, the Approval Period (as defined therein) would have expired on October 30, 2017.  On October 27, 2017, the parties to the Palm Beach Gardens Property purchase agreement entered into a first amendment to the Palm Beach Gardens Property purchase agreement that extends the Approval Period to December 14, 2017. The remaining terms and conditions of the Palm Beach Gardens Property purchase agreement continue in full force and effect.

Offering Status

As of November 3, 2017, in connection with our Private Offering Transaction and Offering we have issued approximately 991,000 Class A shares for gross offering proceeds of approximately $23.2 million, approximately 267,000 Class T shares for gross offering proceeds of approximately $6.5 million and approximately 93,000 Class W shares for gross offering proceeds of approximately $2.1 million.

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

On March 17, 2017, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering,”), consisting of three classes of shares: Class A shares for $25.00 per share (up to $450 million in shares), Class T shares for $24.21 per share (up to $450 million in shares), and Class W shares for $22.75 per share (up to $100 million in shares). As of September 30, 2017, we have issued approximately 480,000 Class A shares for gross offering proceeds of approximately $12.0 million, approximately 151,000 Class T shares for gross offering proceeds of approximately $3.6 million and approximately 64,000 Class W shares for gross offering proceeds of approximately $1.4 million in our Offering. We intend to invest the net proceeds from the Private Offering Transaction and the Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada.

As of September 30, 2017, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Florida	1	600	67,000	100%	98%	100%

(1)	Includes all rentable units, consisting of storage units and parking (approximately 100 units).
(2)	Includes all rentable square feet consisting of storage units and parking (approximately 27,000 square feet).
(3)	Represents occupied square feet divided by total rentable square feet as of September 30, 2017.
(4)	Represents rental income divided by our total rental income for the month ended September 30, 2017.

Our results of operations for the nine months ended September 30, 2017 are not indicative of those expected in future periods as we expect that rental income, operating expenses, depreciation expense, amortization expense and interest expense will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

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

Impairment of Long-Lived Assets

The majority of our assets, other than cash and cash equivalents, consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss recognized, if any, may vary based on the estimates and assumptions we use.

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

Results of Operations

Overview

We derive revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at our self storage facility; and (ii) sales of packing- and storage-related supplies at our storage facility. Therefore, our operating results depend significantly on our ability to successfully acquire and operate additional self storage facilities, retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us.

Competition in the market in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facility. Development of any new self storage facilities would intensify competition of self storage operators in the market in which we operate.

On March 17, 2017, we commenced our Offering and formal operations. On April 11, 2017, we acquired our first self storage property located in Florida comprising approximately 600 units and approximately 67,000 rentable square feet. Operating results in future periods will depend on the results of operations of real estate properties that we acquire.

As a result of the timing of our formation, commencement of operations and acquisition of our first property, we believe there is little basis for comparison between the three and nine months ended September 30, 2017 to the three months ended September 30, 2016 and the period from June 1, 2016 (date of inception) through September 30, 2016. We expect revenue and expenses to increase in future periods as we acquire additional properties.

Total Revenues

Total revenues for the nine months ended September 30, 2017 were approximately $245,000, which is attributable to the acquisition of our first self storage property during the second quarter of 2017. We expect total revenues to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2017 were approximately $119,000. Property operating expenses includes the cost to operate our facility including payroll, utilities, insurance, real estate taxes, and marketing. The property operating expenses are attributable to the acquisition of our first self storage property during the second quarter of 2017. We expect property operating expenses to increase in the future as our operational activity increases.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2017 were approximately $41,000. Property operating expenses – affiliates includes property management fees and asset management fees. The property operating expenses – affiliates are attributable to the acquisition of our first self storage property during the second quarter of 2017. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2017 were approximately $448,000. General and administrative expenses consist primarily of legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2017 were approximately $151,000. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our property. Amortization expense consists of the amortization of intangible assets resulting from the acquisition of our first self storage property during the second quarter of 2017.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the nine months ended September 30, 2017 were approximately $94,000. These acquisition expenses primarily relate to the costs associated with our first self storage property acquired during the second quarter of 2017 and prospective self storage properties to be acquired in future periods.

Other Property Acquisition Expenses

Other property acquisition expenses for the nine months ended September 30, 2017 were approximately $64,000. These acquisition expenses include property acquisition expenses incurred by third parties and primarily relate to the costs associated with our first self storage property acquired during the second quarter of 2017 and prospective self storage properties to be acquired in future periods.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2017 and for the period from June 1, 2016 (date of inception) through September 30, 2016 is as follows:

	Nine Months Ended September 30, 2017	For the period from June 1, 2016 (date of inception) through September 30, 2016	Change
Net cash flow provided by (used in):
Operating activities	$(965,766)	$—	$(965,766)
Investing activities	(5,275,000)	—	(5,275,000)
Financing activities	20,406,088	201,000	20,205,088

Cash flows used in operating activities for the nine months ended September 30, 2017 were approximately $966,000, which is primarily the result of a net loss of approximately $673,000 and cash used in other assets of approximately $612,000 offset by increases in accounts payable and accrued liabilities and amounts due to affiliates, totaling approximately $168,000 and depreciation and amortization totaling approximately $151,000.

Cash flows used in investing activities for the nine months ended September 30, 2017 were approximately $5.3 million, which is the result of cash consideration paid of $4.95 million for our acquisition and deposits on acquisitions of real estate facilities of $325,000 during the nine months ended September 30, 2017.

Cash flows provided by financing activities for the nine months ended September 30, 2017 and for the period from June 1, 2016 (date of inception) through September 30, 2016 were approximately $20.4 million and $0.2 million, respectively, an increase in cash provided of approximately $20.2 million. The change is primarily comprised of approximately $24.4 million in gross proceeds from our issuance of common stock offset by approximately $3.6 million of offering costs and approximately $390,000 in distributions paid.

Short-Term Liquidity and Capital Resources

Through March 17, 2017, the date we commenced our Offering, we met our short-term operating liquidity requirements through advances from our Advisor or its affiliates, as we needed to fund our offering costs and operating expenses incurred before our Offering commenced. Currently, we generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds from our Offering and the Private Offering Transaction, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our advisory agreement with our Advisor.

Distribution Policy

On September 18, 2017, our board of directors authorized a daily distribution rate for the fourth quarter of 2017 of approximately $0.004281 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books as of the close of business on each day during the period, commencing on October 1, 2017 and continuing on each day thereafter through and including December 31, 2017. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share. Such distributions payable to each stockholder of record will be paid the following month.

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

The following shows our distributions and the sources of such distributions for the nine months ended September 30, 2017. There were no distributions from June 1, 2016 (date of inception) through December 31, 2016.

	Nine Months Ended September 30, 2017
Distributions paid in cash — common stockholders	$382,189
Distributions paid in cash — Operating Partnership unitholders	7,762
Distributions reinvested	31,391
Total distributions	$421,342
Source of distributions
Cash flows provided by operations	$—	0%
Proceeds from our Primary Offering and Private Offering Transaction	389,951	92.5%
Offering proceeds from distribution reinvestment plan	31,391	7.5%
Total sources	$421,342	100.0%

From our inception through September 30, 2017, we paid cumulative distributions of approximately $421,000, as compared to cumulative net loss attributable to our common stockholders of approximately $660,000. Net loss attributable to our common stockholders for the nine months ended September 30, 2017 and cumulative net loss reflect non-cash depreciation and amortization of approximately $151,000, and acquisition related expenses of approximately $158,000.

For the nine months ended September 30, 2017, we paid total distributions of approximately $421,000. From our commencement of paying cash distributions on our common shares in February 2017, distributions were paid solely from proceeds of our Primary Offering and Private Offering Transaction.

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

We have not been able to and may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock in the Offering and the Private Offering Transaction. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Indebtedness

As of September 30, 2017 and December 31, 2016, we did not have any third-party indebtedness.

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

Subsequent Events

Please see Note 10 of the Notes to the Consolidated Financial Statements contained in this report.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of the prospectus contained in our registration statement. With the exception of the risk factors set forth below, there have been no material changes from the risk factors set forth in such prospectus.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2017.

We incurred a net loss attributable to common stockholders of approximately $660,000 for the nine months ended September 30, 2017. Our accumulated deficit was approximately $660,000 as of September 30, 2017. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2017.

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
(b)

On March 17, 2017, our Offering (SEC File No. 333-212639) of up to $1.0 billion in shares of our common stock in our primary offering was declared effective by the SEC, consisting of three classes of shares: Class A shares for $25.00 per share (up to $450 million in shares), Class T shares for $24.21 per share (up to $450 million in shares), and Class W shares for $22.75 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $23.75 per share for Class A shares, $23.00 per share for Class T shares and $22.75 per share for Class W shares. As of September 30, 2017, we had sold approximately 480,000 Class A shares for gross offering proceeds of approximately $12.0 million, approximately 151,000 Class T shares for gross offering proceeds of approximately $3.6 million and approximately 64,000 Class W shares for gross offering proceeds of approximately $1.4 million pursuant to our Primary Offering and had sold approximately 360,577 Class A Shares in the Private Offering Transaction for gross proceeds of approximately $7.5 million. In conjunction with the Private Offering Transaction and the Primary Offering, we have incurred approximately $1.9 million in sales commissions and dealer manager fees (of which approximately $1.3 million was re-allowed to a third party broker-dealer), and approximately $2.0 million in organization and offering costs.

With the net offering proceeds of the Offering, we acquired approximately $4.95 million in a self storage facility and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Since inception, we have not received any redemption requests nor have we redeemed any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
(a)	During the third quarter of 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.
(b)	During the third quarter of 2017, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Supplement No. 5 to the Company’s Prospectus, filed on October 16, 2017, Commission File No. 333-212639

10.1	Palm Beach Gardens Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 23, 2017, Commission File No. 333-212639

10.2	First Amendment to the Palm Beach Gardens Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 2, 2017, Commission File No. 333-212639

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Trust IV, Inc. financial information for the quarter ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST IV, INC. (Registrant)
Dated: November 9, 2017	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)