Form 10-K
period 2017-12-31
Strategic Storage Trust IV, Inc.
filed 2018-03-16
CIK 1680232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 333-212639

Strategic Storage Trust IV, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	81-2847976
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 Terrace Road,

Ladera Ranch, California 92694

(Address of principal executive offices)

(877) 327-3485

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There is currently no established public market for the registrant’s shares of common stock. Based on the $25.00 offering price of the Class A shares, the $24.21 offering price of the Class T shares and the $22.75 offering price of Class W shares in effect on June 30, 2017, the aggregate market value of the stock held by non-affiliates of the registrant on such date was $10,007,427.

As of March 9, 2018, there were 1,600,856 outstanding shares of Class A common stock, 590,477 outstanding shares of Class T common stock and 145,506 outstanding shares of Class W common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Strategic Storage Trust IV, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to realize the plans, strategies and prospects contemplated by such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this report and our quarterly reports on Form 10-Q, copies of which may be obtained from our website at www.strategicreit.com.

PART I

ITEM 1.	BUSINESS

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

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013, is the sponsor of our Offering of shares of common stock (our “Sponsor”), as described below. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor IV, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management IV, LLC (our “Property Manager”).

We have no employees. Our Advisor, a Delaware limited liability company, was formed on May 31, 2016. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the advisory agreement we have with our Advisor (our “Advisory Agreement”). The officers of our Advisor, as well as a majority of the officers of our Sponsor, are also officers of us.

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

As of December 31, 2017, approximately 893,000 Class A shares for gross offering proceeds of approximately $22.3 million, approximately 426,000 Class T shares for gross offering proceeds of approximately $10.3 million and approximately 111,000 Class W shares for gross offering proceeds of approximately $2.5 million had been sold in the Offering.

We intend to invest the net proceeds from the Private Offering Transaction and the Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of December 31, 2017, we owned two self storage facilities located in two states (Florida and Texas).

Our operating partnership, Strategic Storage Operating Partnership IV, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on June 2, 2016. On June 15, 2016, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 (8,889 partnership units) and on June 15, 2016, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. As of December 31, 2017, we owned approximately 99.5% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.5% of the common units are owned by our Advisor.

As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS IV, Inc., a Delaware corporation (the “TRS”) which was formed on June 2, 2016, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager is a Delaware limited liability company which was formed on May 31, 2016 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. At the acquisition of our first property in Jensen Beach, Florida (the “Jensen Beach Property”), we entered into a property management agreement with our Property Manager and our Property Manager entered into a sub-property management agreement with an affiliate of Extra Space Storage Inc. (“Extra Space”) for the management of the Jensen Beach Property which was branded under the Extra Space name.

Effective October 1, 2017, our Property Manager terminated the sub-property management agreement with Extra Space and our Property Manager now manages both of our properties directly. In connection therewith an affiliate of our Property Manager acquired the “SmartStop® Self Storage” brand from Extra Space. We began using the “SmartStop® Self Storage” brand at our properties effective October 1, 2017. For more information, please see Note 5 of the Notes to the Consolidated Financial Statements contained in this report.

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

Industry Summary

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage unit rental for personal or business use. Self storage offers a cost-effective and flexible storage alternative. Customers rent fully-enclosed spaces that can vary in size according to their specific needs. Customers typically have access to their storage units from 6:00AM – 10:00PM (365 days per year). Customers have responsibility for moving their items into and out of their units. Self storage unit sizes typically range from five feet by five feet to 10 feet by 30 feet.

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for extra storage space. According to the 2018 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 77% residential, 19% commercial, 2% military and 2% students. The mix of residential customers using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items that residential customers place in self storage properties range from furniture, household items and appliances to cars, boats and recreational vehicles. Commercial customers tend to include small business owners who require easy and frequent access to their goods, records or extra inventory, or storage for seasonal goods. Self storage properties provide an accessible storage alternative at a relatively low cost. Properties generally have on-site managers who supervise and run the day-to-day operations, providing customers with assistance as needed.

The six key demand drivers of self storage are: (1) population growth; (2) percentage of renter-occupied housing units; (3) average household size; (4) average household income; (5) supply constraints; and (6) economic growth. Customers choose a self storage property based largely on the convenience of the site to their home or business. Therefore, high-density, high-traffic population centers are ideal locations for a self storage property. A property’s perceived security and the general professionalism of the site managers and staff are also contributing factors to a site’s ability to secure rentals. Although most self storage units are leased to customers on a month-to-month basis, customers tend to continue their leases for extended periods of time. However, there are seasonal fluctuations in occupancy rates for self storage properties. Generally, there is increased leasing activity at self storage properties during the late spring and early summer months due to the higher number of people who relocate during this period.

As population densities have increased in the U.S., there has been an increase in self storage awareness and development. According to the 2018 Self Storage Almanac:

•	at the end of 2017 there were 44,149 facilities with 2.31 billion square feet of rentable self storage in the U.S.;
•	at the end of 2016 there were 41,879 facilities with 2.19 billion square feet of rentable self storage in the U.S.; and
•	at the end of 2015 there were 41,443 facilities with 2.16 billion square feet of rentable self storage in the U.S.

According to the 2018 Self Storage Almanac, the top 10 self storage companies own approximately 19.2% of the total self storage facilities. The market share of the top 100 self storage companies is approximately 26.0%.

According to the Self Storage Association’s Self Storage Industry Fact Sheet (July 2015), the self storage industry has been one of the fastest-growing sectors of the United States commercial real estate industry over the period of the last 40 years. Additionally, in the 30 year period between 1984 and 2014, self storage facilities in the U.S. increased from 6,601 facilities at year-end 1984 to 48,500 facilities at year-end 2014 with rentable square footage increasing from 289.7 million square feet at year-end 1984 to 2.5 billion square feet at year-end 2014.

The growth in the industry has created more competition in various geographic regions. This has led to an increased emphasis on site location, property design, innovation and functionality to accommodate local planning and zoning boards and to distinguish a facility from other offerings in the market. This is especially true for new sites slated for high-density population centers.

Self storage operators have placed increased emphasis on offering ancillary products that provide incremental revenues. Moving and packing supplies, such as locks and boxes, and the offering of other services, such as tenant insurance and truck rentals, help to increase revenues. As more sophisticated self storage operators continue to develop innovative products and services such as online rentals, 24-hour accessibility, climate-controlled storage, wine storage, customer-service call center access and after-hours storage, local operators may be increasingly unable to meet higher customer expectations, which could encourage consolidation in the industry.

We expect the “baby boomer” generation to have a major impact on the future of the self storage industry. During the 19-year period from 1946 to 1964, approximately 77 million babies, or “baby boomers,” were born in the U.S. According to the U.S. Census Bureau, “baby boomers” make up nearly 27% of the U.S. population. These “baby boomers” are retired or heading towards retirement age and have accumulated possessions which they wish to retain. As the “baby boomers” retire and begin to downsize their households, we believe there will be a great need for self storage facilities to assist them in protecting and housing these possessions for prolonged periods of time.

We also believe that the self storage industry possesses attractive characteristics not found in other commercial real estate sectors, including the following:

•	no reliance on a “single large customer” whose vacating can have a devastating impact on rental revenue;
•	no leasing commissions and/or tenant improvements;
•	relatively low capital expenditures;
•	brand names can be developed at local, regional and even national levels;
•	opportunity for a great deal of geographic diversification, which could enhance the stability and predictability of cash flows; and
•	the lowest loan default rate of any commercial property type.

Business Overview

Unlike many other REITs and real estate companies, we are an operating business. We develop, acquire, own, operate and manage self storage facilities. Our self storage facilities offer inexpensive, easily accessible, enclosed storage units or parking spaces to residential and commercial users on a month-to-month basis. Our facilities are fenced with computerized gates and well lighted. Both of our properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. At both facilities, we offer climate controlled units that offer heating in the winter and cooling in the summer. One of our facilities also offers outside vehicle, boat and recreational vehicle storage areas. Our facilities are generally constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. Customers typically have access to their storage units from 6:00 AM – 10:00 PM.. Individual storage units are secured by a lock furnished by the customer to provide the customer with control of access to the space.

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. As we grow our portfolio of self storage facilities, we will be able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, we expect that size and geographic diversification, as well as institution of a blanket property and casualty insurance program over all properties managed by our Property Manager nationwide, will reduce our total insurance costs per property. As we acquire facilities, increased diversification will further mitigate against risk and reduce the cost of insurance per property. To the extent we can acquire facilities in clusters within geographic regions, we will see property management efficiencies resulting in reduction of personnel and other administrative costs.

Investment Objectives

Overview

We have invested and will continue to invest a substantial amount of the net proceeds of the Offering in self storage facilities consisting of both income-producing and growth properties and related self storage real estate investments. We may also use net offering proceeds to pay down debt or make distributions if our cash flows from operations are insufficient. We may use an unlimited amount from any source to pay our distributions. Our investment objectives, strategy and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on self storage facilities, if our board believes such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than self storage facilities if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

Primary Investment Objectives

Our primary investment objectives are to:

•	invest in self storage properties consisting of both income-producing and growth properties in a manner that allows us to qualify as a REIT for federal income tax purposes;
•	achieve appreciation in the value of our properties and, hence, appreciation in stockholder value;
•	preserve and protect our stockholders’ invested capital; and
•	grow net cash flow from operations in order to provide sustainable cash distributions to our stockholders over the long-term.

We cannot assure our stockholders that we will attain these primary investment objectives.

Liquidity Events

Subject to then-existing market conditions and the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within three to five years after completion of our Primary Offering:

•	merge, reorganize or otherwise transfer our company or its assets to another entity with listed securities;
•	commence the sale of all of our properties and liquidate our company;
•	list our shares on a national securities exchange; or
•	otherwise create a liquidity event for our stockholders.

However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events within the time frame contemplated or at all. This time frame represents our best faith estimate of the time necessary to build a portfolio sufficient enough to effectuate one of the liquidity events listed above. Our charter does not require us to pursue a liquidity transaction at any time. Our board of directors has the sole discretion to continue operations beyond five years after completion of the Primary Offering if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what was paid for shares in our Offering. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in our best interest and the best interests of our stockholders, we expect that the board will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated distributions payable to our Advisor.

Our Self Storage Acquisition Strategy

Investment Strategy

We intend to invest in income-producing and growth self storage properties in the United States and Canada that are expected to support sustainable stockholder distributions over the long term while also achieving appreciation in the value of our properties and, hence, appreciation in stockholder value.  At the end of our acquisition phase, we anticipate that our portfolio will consist of approximately 75% income-producing properties and 25% growth properties, though specific allocations may vary at any point in time.

In executing our income-producing strategy, we seek to purchase self storage facilities located in primary and secondary markets with stabilized occupancy rates greater than 75%, but we will have the opportunity for higher occupancy due to the property management capabilities of our property manager. Our two facilities have occupancy rates greater than 75%, but have the opportunity for higher economic occupancy due to the property management capabilities of our Property Manager.  In executing our growth investment strategy, we will seek to invest in assets that we believe may be developed, repositioned, or redeveloped so that they will reach an optimum value within three to five years from the termination of the Offering.  We may acquire properties with lower quality construction or management or low occupancy rates and reposition them by seeking to improve the property, management quality, and occupancy rates and thereby increase lease revenues and overall property value.  We may also acquire properties in markets that are depressed or overbuilt with the anticipation that, within our targeted holding period, the markets will recover and favorably impact the value of these properties.  We may also acquire properties from sellers who are distressed or face time-sensitive deadlines with the expectation that we can achieve better success with the properties.  Many of the markets where we will acquire may have high growth potential in lease rates and sale prices.  We may also invest in self storage facilities in other countries, as well as mortgage loans and other real estate-related investments.

Self Storage Focus

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage unit rental for personal or business use. The self storage industry is highly fragmented, comprised mainly of local operators and a few national owners and operators, including, we believe, only seven publicly traded self storage REITs. As a result of the track record of our Sponsor and its affiliates in investing in self storage facilities, our experienced management team and the fragmented nature of the self storage industry, we believe there is a significant opportunity for us to achieve market penetration in our markets.

We intend to focus on pursuing investments in self storage facilities and related self storage real estate investments in markets with varying economic and demographic characteristics, including large urban cities, densely populated suburban cities and smaller rural cities, as long as the property meets our acquisition criteria described below under “— General Acquisition and Investment Policies.” We also intend to expand and develop certain facilities we purchase in order to capitalize on underutilization and excess demand. The development of certain facilities we purchase may include an expansion of the self storage units or the services and ancillary products offered as well as making units available for office space. Future investments, however, will not be limited to any geographic area, to a type of facility or to a specified percentage of our total assets. We will strategically invest in specific domestic or foreign markets when opportunities that meet our investment criteria are available. In general, when evaluating potential acquisitions of self storage facilities, the primary factor we will consider is the property’s potential for achieving appreciation in value.

General Acquisition and Investment Policies

While we intend to focus our investment strategy on self storage facilities and related self storage real estate investments, we may invest in other storage-related investments such as storage facilities for automobiles, recreation vehicles and boats. We may additionally invest in other types of commercial real estate properties if our board of directors deems appropriate; however, we have no current intention of investing more than 20% of the net proceeds of our Offering in such other commercial real estate properties. We will seek to make investments that will satisfy the primary investment objective of achieving appreciation in the value of our properties and, hence, appreciation in stockholder value.

Our Advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors. In selecting a potential property for acquisition, we and our Advisor consider a number of factors, including, but not limited to, the following:

•	projected demand for self storage facilities in the area;
•	a property’s geographic location and type;
•	a property’s physical location in relation to population density, traffic counts and access;
•	construction quality and condition;
•	potential for capital appreciation;
•	proposed purchase price, terms and conditions;
•	historical financial performance;
•	rental rates and occupancy levels for the property and competing properties in the area;
•	potential for rent increases;
•	demographics of the area;
•	operating expenses being incurred and expected to be incurred, including, but not limited to property taxes and insurance costs;
•	potential capital improvements and reserves required to maintain the property;
•	potential for expanding the physical layout of the property;
•	the potential for the construction of new properties in the area;
•	treatment under applicable federal, state and local tax and other laws and regulations;
•	evaluation of title and impediments, if any, to obtaining satisfactory title insurance; and
•	evaluation of any reasonably ascertainable risks such as environmental contamination.

There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net Offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds raised in our Offering. In determining whether to purchase a particular property, we may obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is ultimately purchased.

Our Borrowing Strategy and Policies

Although we intend to use low leverage (less than 50% based on loan to purchase price) to make our investments during our Offering, at certain times during our Offering, our debt leverage levels may be temporarily higher as we acquire properties in advance of funds being raised in our Offering. Our board of directors will regularly monitor our investment pipeline in relation to our projected fundraising efforts and otherwise evaluate market conditions related to our debt leverage ratios throughout our Offering.

We may incur indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly- or privately-placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or a separate loan for certain acquisitions. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares or to provide working capital.

There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets, as defined, (approximately 75% of the cost basis of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, with a justification for such excess.

We may borrow funds from our Advisor or its affiliates only if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.

Except as set forth in our charter regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies.

Acquisition Structure

Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in joint ventures or similar entities that own and operate real estate. We may also enter into the following types of leases relating to real property:

•	a ground lease in which we enter into a long-term lease (generally greater than 30 years) with the owner for use of the property during the term whereby the owner retains title to the land; or
•

a master lease in which we enter into a long-term lease (typically 10 years with multiple renewal options) with the owner in which we agree to pay rent to the owner and pay all costs of operating and maintaining the property (a net lease) and typically have an option to purchase the property in the future.

We make acquisitions of our real estate investments directly or indirectly through our Operating Partnership, Strategic Storage Operating Partnership IV, L.P. We acquire interests in real estate either directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures.

Conditions to Closing Acquisitions

Generally, we will not purchase any property unless and until we obtain at least a Phase I environmental assessment and environmental history for each property purchased and we are sufficiently satisfied with the property’s environmental status. In addition, we will generally condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or other independent professionals, including, but not limited to, where appropriate:

•	appraisals, property surveys and site audits;
•	building plans and specifications, if available;
•	soil reports, seismic studies, flood zone studies, if available;
•	licenses, permits, maps and governmental approvals;
•	historical financial statements and tax statement summaries of the properties;
•	proof of marketable title, subject to such liens and encumbrances as are acceptable to us; and
•	liability and title insurance policies.

Joint Venture Investments

We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor, including Strategic Storage Trust II, Inc. (“SST II”), a public non-traded REIT focused on stabilized self storage properties, and Strategic Storage Growth Trust, Inc. (“SSGT”), a public non-traded REIT focused on opportunistic self storage properties. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this report.

We may enter into joint ventures with our Advisor or any affiliate thereof for the acquisition of properties, but only provided that:

•	a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve the transaction as being fair and reasonable to us; and
•	the investment by us and the joint venture partner are on substantially the same terms and conditions.

To the extent possible and if approved by our board of directors, including a majority of our independent directors, we will attempt to obtain a right of first refusal or option to buy if such venture partner elects to sell its interest in the joint venture entity or the property held by the joint venture. In the event that the venture partner were to elect to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the venture partner’s interest in the property held by the joint venture. Entering into joint ventures with affiliates of our Advisor will result in certain conflicts of interest.

Government Regulations

Our business is subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently.

Americans with Disabilities Act

Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Complying with the ADA requirements could require us to remove access barriers. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we intend to develop and acquire properties that substantially comply with these requirements, we may incur additional costs to comply with the ADA. In addition, a number of additional federal, state and local laws may require us to modify any properties we purchase, or may restrict further renovations thereof, with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make distributions to our stockholders could be adversely affected.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to rent units or sell the property, or to borrow using the property as collateral, and may expose us to liability resulting from any release of or exposure to these substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances.

Other Regulations

The properties we develop and acquire will be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We intend to acquire properties that are in material compliance with all such regulatory requirements. However, we cannot make assurances that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition and results of operations.

Disposition Policies

As of December 31, 2017, we had not disposed of any of our self storage facilities. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.

We may sell assets to third parties or to affiliates of our Advisor. Our Nominating and Corporate Governance Committee of our board of directors, which is comprised solely of independent directors, must review and approve all transactions between us and our Advisor and its affiliates.

Investment Limitations in Our Charter

Our charter places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (NASAA REIT Guidelines). Pursuant to the NASAA REIT Guidelines, we will not:

•

Invest in equity securities unless a majority of our directors, including a majority of our independent directors not otherwise interested in the transaction, approve such investment as being fair, competitive and commercially reasonable.

•

Invest in commodities or commodity futures contracts, except for futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in real estate assets and mortgages.

•	Invest in real estate contracts of sale, otherwise known as land sale contracts, unless the contract is in recordable form and is appropriately recorded in the chain of title.
•

Make or invest in mortgage loans unless an appraisal is obtained concerning the underlying property, except for those mortgage loans insured or guaranteed by a government or government agency. In cases where our independent directors determine, and in all cases in which the transaction is with any of our directors or our Advisor and its affiliates, we will obtain an appraisal from an independent appraiser. We will maintain such appraisal in our records for at least five years and it will be available to our stockholders for inspection and duplication. We will also obtain a mortgagee’s or owner’s title insurance policy as to the priority of the mortgage or condition of the title.

•

Make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property, as determined by an appraisal, unless substantial justification exists for exceeding such limit because of the presence of other loan underwriting criteria.

•	Make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our directors, our Advisor or their respective affiliates.
•	Make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets.
•	Issue equity securities on a deferred payment basis or other similar arrangement.
•	Issue debt securities in the absence of adequate cash flow to cover debt service.
•	Issue equity securities that are assessable after we have received the consideration for which our board of directors authorized their issuance.
•	Issue “redeemable securities” redeemable solely at the option of the holder, which restriction has no effect on our ability to implement our share redemption program.
•

Grant warrants or options to purchase shares to our Advisor or its affiliates or to officers or directors affiliated with our Advisor except on the same terms as options or warrants that are sold to the general public. Further, the amount of the options or warrants cannot exceed an amount equal to 10% of outstanding shares on the date of grant of the warrants and options.
•	Lend money to our directors, or to our Advisor or its affiliates, except for certain mortgage loans described above.

Investment Allocation Policy

In the event that an investment opportunity becomes available, our Sponsor will allocate such investment opportunity to us, SST II or SSGT, based on the following factors:

•	the investment objectives of each program;
•	the amount of funds available to each program;
•	the financial and investment characteristics of each program, including investment size, potential leverage, transaction structure and anticipated cash flows;
•	the strategic location of the investment in relationship to existing properties owned by each program;
•	the effect of the investment on the diversification of each program’s investments; and
•	the impact of the financial metrics of the investment, such as revenue per square foot, on each program.

If, after consideration and analysis of these factors, the investment opportunity is suitable for us, SST II and/or SSGT, then:

•	SST II will have priority for large portfolios of stabilized properties with an aggregate purchase price in excess of $150 million;
•	SSGT will have priority for growth properties until SSGT has aggregate assets (based on contract purchase price) of $250 million of more;
•

we will have priority for all stabilized properties and portfolios with aggregate purchase prices less than $150 million and growth properties once SSGT has aggregate assets (based on contract purchase price) of $250 million; and

In the event all acquisition allocation factors have been exhausted and an investment opportunity remains suitable for two or more of SST II, SSGT or us, then our Sponsor will offer the investment opportunity to the program that has had the longest period of time elapse since it was offered an investment opportunity. It will be the duty of our board of directors, including the independent directors, to ensure that this method is applied fairly to us.

Changes in Investment Policies and Limitations

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. Each determination and the basis therefor is required to be set forth in the applicable meeting minutes. The methods of implementing our investment policies may also vary as new investment techniques are developed. The methods of implementing our investment objectives and policies, except as otherwise provided in our charter, may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our stockholders. The determination by our board of directors that it is no longer in our best interests to continue to be qualified as a REIT shall require the concurrence of two-thirds of the board of directors. Investment policies and limitations specifically set forth in our charter, however, may only be amended by a vote of the stockholders holding a majority of our outstanding shares.

Investments in Mortgage Loans

As of December 31, 2017, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

Investment Company Act of 1940 and Certain Other Policies

We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act of 1940, or the 1940 Act. Our Advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, our Advisor will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the 1940 Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an “investment company.” In addition, we do not intend to underwrite securities of other issuers or actively trade in loans or other investments.

Subject to the restrictions we must follow in order to qualify to be taxed as a REIT, we may make investments other than as previously described, although we do not currently intend to do so. We have authority to purchase or otherwise reacquire our common shares or any of our other securities. We have no present intention of repurchasing any of our common shares except pursuant to our share redemption program, and we would only take such action in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

Employees

We have no employees. The employees of our Advisor and its affiliates provide management, acquisition, advisory and certain administrative services for us.

Competition

The extent of competition in a market area depends significantly on local market conditions. The primary factors upon which competition in the self storage industry is based are location, rental rates, suitability of the property’s design and the manner in which the property is operated and marketed. We believe we will compete successfully on these bases.

Many of our competitors are larger and have substantially greater resources than we do. Such competitors may, among other possible advantages, be capable of paying higher prices for acquisitions and obtaining financing on better terms than us.

Industry Segments

We have internally evaluated all of our properties and interests therein as one industry segment and, accordingly, we do not report segment information.

Geographic Information

As of December 31, 2017, we owned two self storage facilities located in two states comprising approximately 1,080 units and approximately 127,000 rentable square feet.

ITEM 1A.	RISK FACTORS

Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Additional risks and uncertainties not presently known to us or that we do not consider material based on the information currently available to us may also harm our business.

Risks Related to an Investment in Strategic Storage Trust IV, Inc.

We have limited operating history and established financing sources and we cannot assure our stockholders that we will be successful in the marketplace.

We were incorporated in June 2016 and commenced active business operations on March 17, 2017. As of December 31, 2017, we owned two self storage facilities located in two states (Florida and Texas).

Stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are in a similar stage of development. To be successful, we must, among other things:

•	identify and acquire investments that further our investment objectives;
•	increase awareness of the “Strategic Storage Trust IV, Inc.” name within the investment products market;

•	expand and maintain our network of participating broker-dealers;
•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and
•	continue to build and expand our operational structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.

The prior performance of real estate investment programs sponsored by affiliates of our Sponsor may not be an indication of our future results.

The past performance of our Sponsor or its real estate investment programs should not be relied upon as an indicator of our future performance. We cannot guarantee that we will be able to find suitable investments with the proceeds of our initial public offering. Our failure to timely invest the proceeds of our offering, or to invest in quality assets, could diminish returns to investors and our ability to pay distributions to our stockholders.

We have incurred a net loss to date and have an accumulated deficit.

We incurred a net loss attributable to common stockholders of approximately $1.2 million for the fiscal year ended December 31, 2017. Our accumulated deficit was approximately $1.2 million as of December 31, 2017.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations, which may include borrowings or the net proceeds of our Offering (which may constitute a return of capital); therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to you, at least in the first few years of operation.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering and the Private Offering Transaction (which may constitute a return of capital). Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to you, at least in the first few years of operation. From the commencement of paying cash distributions in February 2017, all distributions have been paid from the net proceeds of our Offering and Private Offering Transaction. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions, and it is likely that we will continue to use offering proceeds to fund a majority of our initial distributions. Payment of distributions in excess of earnings may have a dilutive effect on the value of your shares. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our charter does not require us to pursue a liquidity transaction at any time.

There is currently no public market for our shares and there may never be one. Stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership by any one individual of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell their shares to us. Our board of directors could choose to amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it may be difficult for a stockholder to sell their shares promptly or at all. If stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that their shares would not be accepted as the primary collateral for a loan. Our stockholders should purchase the shares only as a long-term investment because of the illiquid nature of the shares.

Our stockholders may be unable to sell their shares because their ability to have their shares redeemed pursuant to our share redemption program is subject to significant restrictions and limitations and if our stockholders are able to sell their shares under the program, our stockholders may not be able to recover the amount of their investment in our shares.

Even though our share redemption program may provide our stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year, our stockholders should be fully aware that our share redemption program contains significant restrictions and limitations. Further, our board of directors may limit, suspend, terminate or amend any provision of the share redemption program upon 30 days’ notice. Redemption of shares, when requested, will generally be made quarterly. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our distribution reinvestment plan. Therefore, in making a decision to purchase our shares, our stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share redemption program at any time or at all.

The purchase price for shares purchased under our share redemption program will initially be equal to the net investment amount of our shares, which will be based on the “amount available for investment” percentage, assuming the maximum amount of our Offering is raised, shown in the estimated use of proceeds table in our prospectus in effect as of an investor’s purchase date. Accordingly, our stockholders may receive less by selling their shares back to us than they would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

The actual value of shares that we redeem under our share redemption program may be substantially less than what we pay.

Under our share redemption program, until our board of directors approves an estimated net asset value per share, as published from time to time in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q and/or a Current Report on Form 8-K, publicly filed with the SEC, the price for the repurchase of shares shall be equal to the net investment amount of our shares, which will be based on the “amount available for investment” percentage, assuming the maximum amount of our Offering is raised, shown in the estimated use of proceeds table in our prospectus in effect as of the investor’s purchase date. For each class of shares, this amount will equal the current offering price of the shares, less the associated sales commissions, dealer manager fee and estimated organization and offering expenses not reimbursed by our Advisor assuming the maximum amount of our Offering is raised. Once our board of directors approves an estimated net asset value per share, the per share price for the repurchase of a given class of shares shall be equal to the then-current estimated net asset value per share for such class of shares. The net investment amount of our shares may not accurately represent the net asset value per share of our common stock at any particular time and may be higher or lower than the actual net asset value per share at such time. Accordingly, if, at the time of redemption, the net asset value of the shares that we repurchase is less than the price that we pay, the redemption may be dilutive to our remaining stockholders. Alternatively, if, at the time of redemption, the net asset value of the shares that we repurchase is higher than the redemption price, the redeeming stockholder will not benefit from any increase in the value of the underlying assets.

We will be required to disclose an estimated value per share of our common stock prior to, or shortly after, the conclusion of our Offering, and such estimated value per share may be lower than the purchase price our stockholders pay for shares of our common stock in our Offering. The estimated value per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our company.

To assist FINRA members and their associated persons that participate in our Offering of common stock in meeting their customer account statement reporting obligations pursuant to applicable FINRA and NASD Conduct Rules, we will disclose an estimated value per share of our shares of each class. Initially, we will report the net investment amount of our shares, which will be based on the “amount available for investment” percentage shown in our estimated use of proceeds table. This estimated value per share will be accompanied by any disclosures required under the FINRA and NASD Conduct Rules. This approach to valuing our shares may bear little relationship to, and may exceed, what our stockholders would receive for their shares if they tried to sell them or if we liquidated our portfolio or completed a merger or other sale of our company.

As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date we received the gross offering proceeds in the Private Offering Transaction, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. If we provide an estimated per share value of our shares based on a valuation prior to the conclusion of our Offering, our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to the distribution reinvestment plan, to reflect the estimated value per share.

The price at which our stockholders purchase shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (i) there is no public trading market for our shares at this time; (ii) until we disclose an estimated value per share based on a valuation, the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of our company, because the amount of proceeds available for investment from our Offering is net of sales commissions, dealer manager fees, and issuer organization and offering expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (v) the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.

When determining the estimated value per share from and after 150 days following the second anniversary of the date we received the gross offering proceeds in the Private Offering Transaction  and annually thereafter, there are currently no SEC, federal, or state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial appraisal, appraisals will be done annually and may be done on a quarterly rolling basis. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. During the term of our Offering, distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as offering proceeds become available, our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. For instance:

•	We may purchase lease-up, development and other opportunistic assets and we may not successfully lease up these properties.
•	We may incur significant delays in construction for development and repositioning of our properties.
•	Any failure by a borrower under any mortgage, bridge or mezzanine loans to repay the loans or interest on the loans will reduce our income and distributions to stockholders.
•	Cash available for distributions may be reduced if we are required to spend money to correct defects or to make improvements to properties.
•	Cash available to make distributions may decrease if the assets we acquire have lower yields than expected.
•

There may be a delay between the sale of our common stock and our purchase of real properties. During that time, we may invest in lower yielding short-term instruments, which could result in a lower yield on stockholders’ investments.

•

Federal income tax laws require REITs to distribute at least 90% of their REIT taxable income to stockholders each year. This limits the earnings that we may retain for corporate growth, such as asset acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may decrease.
•

In connection with future acquisitions, we may issue additional shares of common stock, operating partnership units or interests in other entities that own our properties. We cannot predict the number of shares of common stock, units or interests that we may issue, or the effect that these additional shares might have on cash available for distribution to stockholders. If we issue additional shares, they could reduce the cash available for distribution to existing stockholders.

•

We make distributions to our stockholders to comply with the distribution requirements of the Internal Revenue Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

•

In addition, our board of directors, in its discretion, may retain any portion of our cash on hand for capital needs and capital improvements. We cannot assure our stockholders that sufficient cash will be available to make distributions to them.

Until proceeds from our Offering are invested and generating operating cash flow sufficient to cover all distributions to our stockholders, we may make some or all of our distributions from sources other than cash flow from operations, including the proceeds of our Offering, cash advanced to us by our Advisor, and/or cash resulting from borrowings (including borrowings secured by our assets) in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest and negatively impact the value of our stockholders’ investment.

Until proceeds from our Offering are invested and generating operating cash flow sufficient to cover all distributions to our stockholders, we may make some or all of our distributions, if any, from the proceeds of our Offering, cash advanced to us by our Advisor, and/or cash resulting from from borrowings (including borrowings secured by our assets) in anticipation of future cash flow. There is no limit on the amount we can fund distributions from sources other than from cash flows from operations. Payment of distributions in excess of earnings may have a dilutive effect on the value of our stockholders’ shares. In addition, to the extent our investments are in development or redevelopment projects, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early period of operation. Once our development projects are completed and begin to generate income, we intend to use such increased income to make distributions to our stockholders. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our operations. To the extent distributions are paid from the proceeds of our Offering, cash advanced to us by our Advisor, and/or cash resulting from borrowings (including borrowings secured by our assets) in anticipation of future cash flow, we will have less capital available to invest in properties and other real estate-related assets, which may negatively impact our ability to make investments and substantially reduce current returns and capital appreciation, as well as, cause a reduction in a stockholder’s basis in our stock.

The value of a share of our common stock may be diluted as a result of our stock distributions.

Our board of directors may declare stock distributions. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Furthermore, we are uncertain as to whether we will change our per share public offering prices during our Offering.  Therefore, if our board declared a stock distribution for investors who purchase our shares early in our Offering, as compared with later investors, those investors who received the stock distribution will receive more shares for the same cash investment as a result of any stock distributions. Because they own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock distributions, the value per share for later investors purchasing our stock will be below the value per share of earlier investors.

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and obtaining suitable financing. Our stockholders will essentially have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our Offering in an interest-bearing account or invest the proceeds in an interest-bearing account or invest proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including SST II, SSGT and other private programs sponsored by our Sponsor. Delays we encounter in the selection, acquisition and development of income-producing and growth properties are likely to adversely affect our ability to make distributions and may also adversely affect the value of our stockholders’ investment. In such event, we may pay all or a substantial portion of any distributions from the proceeds of our Primary Offering and the Private Offering Transaction or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of the Offering, future offerings or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available storage units. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If our Sponsor, Advisor or Property Manager loses or is unable to retain its executive officers, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of our executive officers and the executive officers of our Advisor and Property Manager, including H. Michael Schwartz, Paula Mathews, Michael S. McClure, Matt F. Lopez, Wayne Johnson, James Berg and Ken Morrison, each of whom would be difficult to replace. Neither our Advisor nor our Property Manager, as applicable, has an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor or our Property Manager. If any of these executive officers were to cease their affiliation with our Sponsor, our Advisor or our Property Manager, our operating results could suffer. Further, we only intend to maintain key person life insurance on our Chief Executive Officer. If our Sponsor, our Advisor or our Property Manager loses or is unable to retain its executive officers or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our ability to operate profitably will depend upon the ability of our Advisor to efficiently manage our day-to-day operations and the ability of our Property Manager to effectively manage our properties.

We rely on our Advisor to manage our business and assets. Our Advisor makes all decisions with respect to our day-to-day operations. In addition, we rely on our Property Manager to effectively manage our properties. Thus, the success of our business depends in large part on the ability of our Advisor, and Property Manager to manage our operations. Any adversity experienced by any of these parties could adversely impact our operations and, consequently, our cash flow and ability to make distributions to our stockholders.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies, or (4) hold shareholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

We may loan a portion of the proceeds of the Offering to fund the development or purchase of income producing and growth self storage facilities, and we may invest in mortgage or other loans, but if these loans are not fully repaid, the resulting losses could reduce the expected cash available for distributions to our stockholders and the value of our stockholders’ investment.

We will use the net offering proceeds of the Offering to purchase primarily a mix of income-producing and growth self storage facilities, to repay debt financing that we may incur when acquiring properties, and to pay real estate commissions and acquisition expenses relating to the selection and acquisition of properties, including amounts paid to our Advisor and its affiliates.  In addition, we may loan a portion of the net offering proceeds from our Offering to entities developing or acquiring self storage facilities, including affiliates of our Advisor, subject to the limitations in our charter. We may also invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may also invest in participating or convertible mortgages if our board of directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. There can be no assurance that these loans will be repaid to us in part or in full in accordance with the terms of the loan or that we will receive interest payments on the outstanding balance of the loan. We anticipate that these loans will be secured by mortgages on the self storage facilities, but in the event of a foreclosure, there can be no assurances that we will recover the outstanding balance of the loan. If there are defaults under these loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay and associated costs could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

The U.S. Department of Labor has issued a final regulation broadening the range of investment advice that will trigger “fiduciary” status under ERISA and the Internal Revenue Code, which may have a negative impact on our ability to raise capital.

On April 8, 2016, the U.S. Department of Labor (“DOL”) issued final regulations, which took effect on June 9, 2017, relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code (the “Code”). The final regulations broaden the range of activities that are considered to be “investment advice,” and thus trigger fiduciary status, under ERISA. The final regulations were accompanied by new and revised prohibited transaction exemptions that must be satisfied by the fiduciary in order for him or her to ensure that he or she will avoid fiduciary liability and/or prohibited transaction claims in connection with his or her recommendations and other services provided to, and compensation earned from, employee benefit plans subject to Title I of ERIS A or retirement plans or accounts subject to Section 4975 of the Code (including IRAs). Under the final regulation, a person is deemed to be providing “investment advice” if that person makes a communication to a Plan or Account, or participant, owner or certain other parties related thereto, that would reasonably be viewed as a suggestion that the Plan or Account invest in, continue to hold, dispose of, or exchange an investment in, our shares, and that person either represents or acknowledges that he or she is acting as a fiduciary, renders the advice pursuant to a written or verbal arrangement or understanding that the advice is based on the particular needs of the Plan or Account, or directs the advice to the Plan or Account, or participant, owner or certain other parties related thereto, with respect to investment of the Plan or Account. While the application of certain aspects of these new DOL regulations and prohibited transaction exemptions have been delayed until July 1, 2019, the expanded definition of “fiduciary” has taken effect and during the transition period such fiduciaries are required to adhere to certain impartial conduct standards and work diligently and in good faith to comply with the new final regulations and revised exemptions. It is expected that this broadened definition of fiduciary will cause some professional advisors who may have otherwise encouraged their clients to consider or invest in our shares to avoid making any such recommendation.

Increases in interest rates may adversely affect the demand for our shares.

One of the factors that influence the demand for purchase of our shares is the annual rate of distributions that we pay on our shares, as compared with interest rates. An increase in interest rates may lead potential purchasers of our shares to demand higher annual distribution rates, which could adversely affect our ability to sell our shares and raise proceeds in our Offering, which could result in a less diversified portfolio of real estate.

Risks Related to Conflicts of Interest

Our Advisor, Property Manager and their officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor, Property Manager and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including SST II, SSGT and other private programs sponsored by our Sponsor and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investments may suffer.

Our officers and one of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.

Our executive officers and one of our directors are also officers of our Advisor, our Property Manager, and other affiliated entities, including our Sponsor, SST II, SSGT and other private programs sponsored by our Sponsor. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates, (6) compensation to our Advisor, and (7) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with SST II and SSGT, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including SST II, a public non-traded REIT sponsored by our Sponsor that invests in self storage properties with assets of approximately $831 million as of September 30, 2017, SSGT, a public non-traded REIT sponsored by our Sponsor that invests in self storage properties with assets of approximately $240 million as of September 30, 2017 and other private programs sponsored by our Sponsor. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved and the Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and the value of their investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described herein, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of their investment.

We may face a conflict of interest if we purchase properties from, or sell properties to, affiliates of our Advisor.

We may purchase properties from, or sell properties to, one or more affiliates of our Advisor in the future. A conflict of interest may exist if such acquisition or disposition occurs. The business interests of our Advisor and its affiliates may be adverse to, or to the detriment of, our interests. Additionally, if we purchase properties from affiliates of our Advisor, the prices we pay to these affiliates for our properties may be equal to, or in excess of, the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties. If we sell properties to affiliates of our Advisor, the offers we receive from these affiliates for our properties may be equal to, or less than, the prices we paid for the properties. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third-party appraiser to determine fair market value when acquiring properties from, or selling properties to, our Advisor and its affiliates, we may pay more, or may not be offered as much, for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders.

Furthermore, because any agreement that we enter into with affiliates of our Advisor will not be negotiated in an arm’s-length transaction, our Advisor may be reluctant to enforce the agreements against its affiliated entities.

Our Advisor will face conflicts of interest relating to the incentive fee structure under our Operating Partnership Agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Pursuant to our Operating Partnership Agreement, our Advisor and its affiliates will be entitled to distributions that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests will not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to distributions. In addition, our Advisor’s entitlement to distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Our Operating Partnership Agreement requires us to pay a performance-based termination distribution to our Advisor in the event that we terminate our Advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sale proceeds. To avoid paying this distribution, our board of directors may decide against terminating the Advisory Agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the Advisory Agreement would be in our best interest. In addition, the requirement to pay the distribution to our Advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the distribution to the terminated advisor.

Our Advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our Advisor, which conflicts could result in a disproportionate benefit to other joint venture partners at our expense.

We may enter into joint ventures with other programs sponsored by our Sponsor or its affiliates for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture, and this could reduce the returns on investment.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Nelson Mullins Riley & Scarborough LLP (Nelson Mullins) acts as legal counsel to us and also represents our Sponsor, Advisor and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Nelson Mullins may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Nelson Mullins may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.

Risks Related to Our Corporate Structure

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

In order for us to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our charter restricts ownership by one person or entity to no more than 9.8% of the value of our then-outstanding capital stock or more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter permits our board of directors to issue up to 900,000,000 shares of capital stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of our company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

We will not be afforded the protection of Maryland law relating to business combinations.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or
•

an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our board of directors. Since our charter contains limitations on ownership of 9.8% or more of our common stock, we opted out of the business combinations statute in our charter. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our charter would provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.

Our stockholders’ investment returns may be reduced if we are required to register as an investment company under the Investment Company Act of 1940. If we lose our exemption from registration under the 1940 Act, we will not be able to continue our business.

We do not intend to register as an investment company under the Investment Company Act of 1940 (1940 Act). We intend that our investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the Offering ends. If we are unable to invest a significant portion of the proceeds of our Offering in properties within one year of the termination of the Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.

To maintain compliance with our 1940 Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our stockholders have limited control over changes in our policies and operations and may not be able to change such policies and operations, except as provided for in our charter and under applicable law.

Our board of directors determines our major policies, including our policies regarding investments, financing, growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;
•

any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, or to classify or reclassify any unissued shares by terms and conditions of redemption of such shares, provided however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our liquidation or dissolution; and
•	any merger, consolidation or sale or other disposition of substantially all of our assets.

The board of directors must declare advisable any amendment to the charter or any merger, consolidation, transfer of assets, or share exchange, prior to such amendment or transaction, under the Maryland General Corporation Law. All other matters are subject to the discretion of our board of directors. Therefore, our stockholders are limited in their ability to change our policies and operations.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and our Advisory Agreement, in the case of our Advisor, requires us to indemnify our directors, officers, employees and agents, and our Advisor and its affiliates, for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to our stockholders.

Our board of directors may change any of our investment objectives without the consent of our stockholders, including our focus on a mix of income-producing and growth self storage facilities.

Our board of directors may change any of our investment objectives, including our focus on a mix of income-producing and growth self storage facilities, without obtaining prior stockholder consent. If our stockholders do not agree with a decision of our board to change any of our investment objectives, our stockholders only have limited control over such changes. Additionally, we cannot assure our stockholders that we would be successful in attaining any of these investment objectives, which may adversely impact our financial performance and ability to make distributions to our stockholders.

Our stockholders’ interests in us will be diluted as we issue additional shares.

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, existing stockholders and investors purchasing shares in the Offering will experience dilution of their equity investment in us as we (1) sell shares in the Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors (4) issue restricted shares of our common stock to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Advisory Agreement, or (6) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders and investors purchasing shares in the Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.

Payment of fees to our Advisor and its affiliates will reduce cash available for investment and distribution. There are a number of such fees that may have to be paid and certain fees may be added or the amounts increased without stockholder approval.

Our Advisor and its affiliates perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, and the management of our properties. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders. As additional compensation for selling Class T Shares in our Offering and for ongoing stockholder services, we pay our Dealer Manager a stockholder servicing fee. We will also pay a dealer manager servicing fee in connection with sales of our Class W shares. The amount available for distributions on all Class T Shares and Class W shares is reduced by the amount of such fees payable to our Dealer Manager with respect to the Class T Shares and Class W shares issued in the Primary Offering. Payment of these fees to our Advisor and its affiliates will reduce cash available for investment and distribution. Furthermore, subject to limitations in our charter, the fees, compensation, income, expense reimbursements, incentive distributions and other payments payable to our Advisor and its affiliates may increase during the Offering or in the future without stockholder approval if such increase is approved by a majority of our independent directors.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties, pay other expenses or expand our business may be impaired or delayed.

The gross proceeds of the Offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, in order to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any sources of debt, or equity for future funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

Our Advisor may receive economic benefits from its status as a special limited partner without bearing any of the investment risk.

Our Advisor is a special limited partner in our Operating Partnership. As the special limited partner, our Advisor is entitled to receive, among other distributions, an incentive distribution of net proceeds from the sale of properties after we have received and paid to our stockholders a specified threshold return. We will bear all of the risk associated with the properties but, as a result of the incentive distributions to our Advisor, we may not be entitled to all of our Operating Partnership’s proceeds from a property sale and certain other events.

Risks Related to the Self Storage Industry

Because we are focused on the self storage industry, our rental revenues will be significantly influenced by demand for self storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of properties consists primarily of self storage facilities, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self storage space would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for self storage space has been and could be adversely affected by weakness in the national, regional and local economies and changes in supply of or demand for similar or competing self storage facilities in an area. To the extent that any of these conditions occur, they are likely to affect demand and market rents for self storage space, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to our stockholders. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our self storage-related investments.

We face significant competition in the self storage industry, which may increase the cost of acquisitions or developments or impede our ability to retain customers or re-let space when existing customers vacate.

We face intense competition in every market in which we purchase or develop self storage facilities. We compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including SST II, SSGT and other REITs, some of which own or may in the future own facilities similar to, or in the same markets as, the self storage properties we develop or acquire, and some of which will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds to acquire facilities. In addition, due to the relatively low cost of each individual self storage facility, other developers, owners and operators have the capability to build facilities that may compete with our facilities. In addition, competition for suitable investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self storage units in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

If competitors build new facilities that compete with our facilities or offer space at rental rates below the rental rates we charge our customers, we may lose potential or existing customers and we may be pressured to discount our rental rates to retain customers. As a result, our rental revenues may become insufficient to make distributions to our stockholders. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not otherwise make.

The acquisition of new properties may give rise to difficulties in predicting revenue potential.

New acquisitions could fail to perform in accordance with our expectations. If we fail to accurately estimate occupancy levels, rental rates, operating costs or costs of improvements to bring an acquired facility up to our standards, the performance of the facility may be below expectations. Properties we acquire may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure our stockholders that the performance of properties we acquire will increase or be maintained under our management.

We may be unable to promptly re-let units within our facilities at satisfactory rental rates.

Generally our unit leases will be on a month-to-month basis. Delays in re-letting units as vacancies arise would reduce our revenues and could adversely affect our operating performance. In addition, lower-than-expected rental rates and higher rental concessions upon re-letting could adversely affect our rental revenues and impede our growth.

We depend on the on-site personnel to maximize customer satisfaction at each of our facilities and any difficulties our Property Manager encounters in hiring, training and retaining skilled field personnel may adversely affect our rental revenues.

The customer service, marketing skills, knowledge of local market demand and competitive dynamics of our facility managers will be contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities. If our Property Manager is unable to successfully recruit, train and retain qualified field personnel, our rental revenues may be adversely affected, which could impair our ability to make distributions to our stockholders.

Legal claims related to moisture infiltration and mold could arise in one or more of our properties, which could adversely affect our revenues.

There has been an increasing number of claims and litigation against owners and managers of rental and self storage properties relating to moisture infiltration, which can result in mold or other property damage. We cannot guarantee that moisture infiltration will not occur at one or more of our properties. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we will implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We cannot assure our stockholders that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future. These legal claims could require significant expenditures for legal defense representation which could adversely affect our revenues.

Delays in development and lease-up of our properties would reduce our profitability.

We may acquire properties that require repositioning or redeveloping such properties with the goal of increasing cash flow, value or both. Construction delays to new or existing self storage properties due to weather, unforeseen site conditions, personnel problems, and other factors could delay our anticipated customer occupancy plan which could adversely affect our profitability and cash flow. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire a new property that has a relatively low physical occupancy, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is adequately leased. If one or more of these properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

The risks associated with storage contents may increase our operating costs or expose us to potential liability that may not be covered by insurance, which may have adverse effects on our results of operations and returns to our stockholders.

The self storage facilities we intend to own and operate are leased directly to customers who store their belongings without any immediate inspections or oversight from us. We may unintentionally lease space to groups engaged in illegal and dangerous activities. Damage to storage contents may occur due to, among other occurrences, the following: war, acts of terrorism, earthquakes, floods, hurricanes, pollution, environmental matters, fires or events caused by fault of a customer, fault of a third party or fault of our own. Such damage may or may not be covered by insurance maintained by us, if any. Our Advisor will determine the amounts and types of insurance coverage that we will maintain including any coverage over the contents of any properties in which we may invest. Such determinations will be made on a case-by-case basis by our Advisor, based on the type, value, location and risks associated with each investment, as well as any lender requirements, among any other factors our Advisor may consider relevant. There is no guarantee as to the type of insurance that we will obtain for any investments that we may make and there is no guarantee that any particular damage to storage contents would be covered by such insurance, even if obtained. The costs associated with maintaining such insurance, as well as any liability imposed upon us due to damage to storage contents, may have an adverse effect on our results of operations and returns to our stockholders.

Additionally, although we will require our customers to sign an agreement stating that they will not store flammable, hazardous, illegal or dangerous contents in the self storage units, we cannot ensure that our customers will abide by such agreement. The storage of such materials might cause destruction to a facility or impose liability on us for the costs of removal or remediation if these various contents or substances are released on, from or in a facility, which may have an adverse effect on our results of operations and returns to our stockholders.

Our operating results may be affected by regulatory changes that have an adverse impact on our specific facilities, which may adversely affect our results of operations and returns to our stockholders.

Certain regulatory changes may have a direct impact on our self storage facilities, including but not limited to, land use, zoning and permitting requirements by governmental authorities at the local level, which can restrict the availability of land for development, and special zoning codes which omit certain uses of property from a zoning category. These special uses (i.e., hospitals, schools, and self storage facilities) are allowed in that particular zoning classification only by obtaining a special use permit and the permission of local zoning authority. If we are delayed in obtaining or unable to obtain a special use permit where one is required, new developments or expansion of existing developments could be delayed or reduced. Additionally, certain municipalities require holders of a special use permit to have higher levels of liability coverage than is normally required. The acquisition of, or the inability to obtain, a special use permit and the possibility of higher levels of insurance coverage associated therewith may have an adverse effect on our results of operations and returns to our stockholders.

A failure in, or breach of, our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for our business have generally increased in recent years in part because of the proliferation of new technologies; the use of the Internet and telecommunications technologies to process, transmit and store electronic information, including the management and support of a variety of business processes, including financial transactions and records, personally identifiable information, and tenant and lease data; and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyber attacks.

Our business relies on its digital technologies, computer and email systems, software and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems and networks and, because the nature of our business involves the receipt and retention of personal information about our customers, our customers’ personal accounts may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or who facilitate our business activities, including intermediaries or vendors that provide service or security solutions for our operations, and other third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services, could result in customer attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition. Furthermore, if such attacks are not detected immediately, their effect could be compounded. To date, to our knowledge, we have not experienced any material impact relating to cyber-attacks or other information security breaches.

If we enter into non-compete agreements with the sellers of the self storage properties that we acquire, and the terms of those agreements expire, the sellers may compete with us within the general location of one of our self storage facilities, which could have an adverse effect on our operating results and returns to our stockholders.

We may enter into non-compete agreements with the sellers of the self storage properties that we acquire in order to prohibit the seller from owning, operating, or being employed by a competing self storage property for a predetermined time frame and within a geographic radius of a self storage facility we acquire. When these non-compete agreements expire, we may face the risk that the seller will develop, own, operate or become employed by a competing self storage facility within the general location of one of our properties, which could have an adverse effect on our operating results and returns to our stockholders.

General Risks Related to Investments in Real Estate

The growth portion of our property-acquisition strategy involves a higher risk of loss than more conservative investment strategies.

Our strategy for acquiring properties may involve the acquisition of properties in markets that are depressed or overbuilt, and/or have high growth potential in real estate lease rates and sale prices. As a result of our investment in these types of markets, we will face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. In addition, we will be acquiring self storage properties that require lease-up or repositioning in order to increase the value of such properties. For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected. Our intended approach to acquiring and operating opportunistic assets involves more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree and/or employ more conservative investment strategies.

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;
•	changes in supply of or demand for similar or competing properties in an area;
•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;
•	changes in tax, real estate, environmental and zoning laws;
•	changes in property tax assessments and insurance costs; and
•	increases in interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

We may suffer reduced or delayed revenues for, or have difficulty selling, properties with vacancies.

We anticipate that the majority of the properties we acquire will have some level of vacancy at the time of closing either because the property is in the process of being developed and constructed, it is newly constructed and in the process of obtaining customers, or because of economic or competitive or other factors. Shortly after a new property is opened, during a time of development and construction, or because of economic or competitive or other factors, we may suffer reduced revenues resulting in lower cash distributions to our stockholders due to a lack of an optimum level of customers. The resale value of properties with prolonged low occupancy rates could suffer, which could further reduce our stockholders’ returns.

Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish the return on our stockholders’ investment.

We may invest some or all of the proceeds available for investment in the acquisition, development and/or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give customers the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. Substantial capital obligations could delay our ability to make distributions. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

In addition, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups. Although our intention is to limit any investment in unimproved property to property we intend to develop, our stockholders’ investment nevertheless is subject to the risks associated with investments in unimproved real property.

We may obtain only limited warranties when we purchase a property.

The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Also, many sellers of real estate are single purpose entities without significant other assets. The purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as rental income from that property.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our facilities for investment, rather than for sale in the ordinary course of business, which may cause us to forego or defer sales of facilities that otherwise would be in our best interest. Therefore, we may not be able to dispose of facilities promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to make distributions to our stockholders.

In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.

In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would also restrict our ability to sell a property.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such properties, which may lead to a decrease in the value of our assets.

We may be purchasing our properties at a time when capitalization rates are at historically low levels and purchase prices are high. Therefore, the value of our properties may not increase over time, which may restrict our ability to sell our properties, or in the event we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the properties.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided for by the Code or the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to our stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.

Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in our stockholders’ best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control, even though that disposition or change in control might be in our stockholders’ best interests.

Rising expenses could reduce cash available for future acquisitions.

Any properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. Our properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses.

If we are unable to offset such cost increases through rent increases, we could be required to fund those increases in operating costs which could adversely affect funds available for future acquisitions or cash available for distribution.

Adverse economic conditions will negatively affect our returns and profitability.

The following market and economic challenges may adversely affect our operating results:

•	poor economic times may result in customer defaults under leases or bankruptcy;
•	re-leasing may require reduced rental rates under the new leases; and
•	increased insurance premiums, resulting in part from the increased risk of terrorism and natural disasters, may reduce funds available for distribution.

We are susceptible to the effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets. Because our portfolio of facilities consists of self storage facilities, we are subject to risks inherent in investments in a single industry, and our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures. A continuation of, or slow recovery from, ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

Since we cannot predict when real estate markets may recover, the value of the properties we acquire may decline if market conditions persist or worsen. Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, fires, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that we will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution.

All real property, including any self storage properties we acquire, and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property, or to pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our customers’ activities, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to our stockholders and may reduce the value of our stockholders’ investments.

We cannot assure our stockholders that the independent third-party environmental assessments we obtain prior to acquiring any properties we purchase will reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist in the future. We cannot assure our stockholders that our business, assets, results of operations, liquidity or financial condition will not be adversely affected by these laws, which may adversely affect cash available for distribution, and the amount of distributions to our stockholders.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distribution.

Our properties will be subject to the Americans with Disabilities Act of 1990, or ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may affect cash available for distribution and the amount of distributions to our stockholders.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Additionally, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

Property taxes may increase, which will adversely affect our net operating income and cash available for distributions.

Each of the properties we acquire will be subject to real property taxes. Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. From time to time, our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. Recent local government shortfalls in tax revenue may cause pressure to increase tax rates or assessment levels. Increases in real property taxes will adversely affect our net operating income and cash available for distributions.

We will be subject to additional risks if we make international investments.

We may acquire properties located outside the United States, and we may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

•	the burden of complying with a wide variety of foreign laws;
•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;
•

existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;
•	possible currency transfer restrictions;
•	imposition of adverse or confiscatory taxes;
•	changes in real estate and other tax rates or laws and changes in other operating expenses in particular countries;
•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;
•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;
•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;
•	general political and economic instability in certain regions;
•	the potential difficulty of enforcing obligations in other countries; and
•	the limited experience and expertise in foreign countries of our Advisor’s and its affiliates’ employees relative to their experience and expertise in the United States.

Investments in properties or other real estate investments outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

Revenues generated from any properties or other real estate investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.

Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our ability to qualify as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our ability to qualify as a REIT.

Changes in the Canadian Dollar/USD exchange rate could have a material adverse effect on our operating results and value of the investment of our stockholders.

We may purchase properties in Canada. As a result, our financial results may be adversely affected by fluctuations in the Canadian Dollar/USD exchange rate. We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. Several factors may affect the Canadian Dollar/USD exchange rate, including:

•	Sovereign debt levels and trade deficits;
•	domestic and foreign inflation rates and interest rates and investors’ expectations concerning those rates;
•	other currency exchange rates;
•	changing supply and demand for a particular currency;
•	monetary policies of governments;
•	changes in balances of payments and trade;
•	trade restrictions;
•	direct sovereign intervention, such as currency devaluations and revaluations;
•	investment and trading activities of mutual funds, hedge funds and currency funds; and
•	other global or regional political, economic or financial events and situations.

These events and actions are unpredictable. In addition, the Canadian Dollar may not maintain its long term value in terms of purchasing power in the future. The resulting volatility in the Canadian Dollar/USD exchange rate could materially and adversely affect our performance.

We could be subject to additional risks due to the location of any of our properties in Canada.

In addition to currency exchange rates, the value of any properties we purchase in Canada may be affected by factors peculiar to the laws and business practices of Canada. Canadian laws and customs may expose us to risks that are different from and in addition to those commonly found in the United States. Ownership and operation of foreign assets pose several risks, including, but not limited to the following:

•	the burden of complying with both Canadian and United States’ laws;
•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;
•

existing or new Canadian laws relating to the foreign ownership of real property or loans and laws restricting the ability of Canadian persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;
•	imposition of adverse or confiscatory taxes;
•	changes in real estate and other tax rates or laws and changes in other operating expenses in Canada;

•	possible challenges to the anticipated tax treatment of our revenue and our properties;
•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions; and
•	our limited experience and expertise in foreign countries relative to our experience and expertise in the United States.

Risks Associated with Debt Financing

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of our stockholders’ investments.

Our charter generally limits us to incurring debt no greater than 300% of our net assets before deducting depreciation or other non-cash reserves (equivalent to 75% leverage), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.

We may incur mortgage indebtedness and other borrowings, which may increase our business risks.

We may place permanent financing on our properties or obtain a credit facility or other similar financing arrangements in order to acquire additional properties. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to our stockholders may be reduced.

We intend to incur, indebtedness secured by our properties, which may result in foreclosure.

Most of our borrowings to acquire properties will be secured by mortgages on our properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which could adversely affect distributions to our stockholders. To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

High interest rates may make it difficult for us to refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to refinance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to our stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We expect that we will incur indebtedness in the future. Interest we pay will reduce cash available for distribution. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to make payments on instruments which contain variable interest during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

Disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Domestic and international financial markets recently experienced significant disruptions which were brought about in large part by failures in the U.S. banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets resurface, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reduce the number of properties we can purchase, and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we do purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions at our current level as we will incur additional tax liabilities.

We believe we operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under the Code. Qualification as a REIT involves highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. Our failure to continue to qualify as a REIT would adversely affect the return of our stockholders’ investment.

To qualify as a REIT, and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities (including the Offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, generally determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income, and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on the acquisition, maintenance or development of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including the Offering) or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. We may be required to make distributions to stockholders at times it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution, and we may be forced to liquidate assets on terms and at times unfavorable to us.  These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of investor’s capital for federal income tax purposes.

If any of our partnerships fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.

We intend to maintain the status of our partnerships, including our Operating Partnership, as partnerships for federal income tax purposes. However, if the Internal Revenue Service (IRS) were to successfully challenge the status of any of our partnerships as a partnership, then it would be taxable as a corporation. Such an event would reduce the amount of distributions that such partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investments. In addition, if any of the entities through which any of our partnerships owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, then it would become subject to taxation as a corporation, thereby reducing distributions to such partnership. Such a recharacterization of any of our partnerships or an underlying property owner could also threaten our ability to maintain REIT status.

Our stockholders may have tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our distribution reinvestment plan, our stockholders will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the common stock received.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly, at the level of our Operating Partnership, or at the level of any other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

We may be required to pay some taxes due to actions of our taxable REIT subsidiaries, which would reduce our cash available for distribution to our stockholders.

Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We filed an election to treat Strategic Storage TRS IV, Inc., as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income, because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock, nor gain from the sale of common stock, should generally constitute unrelated business taxable income (UBTI) to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•

part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as UBTI if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI;

•	part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute UBTI if the investor incurs debt in order to acquire the common stock; and
•

part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) or (c)(20) of the Code may be treated as UBTI.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Legislative or regulatory action could adversely affect investors.

Individuals with incomes below certain thresholds are subject to federal income taxation on qualified dividends at a maximum rate of 15%. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, subject to a 20% deduction for REIT dividends available as set forth in “An Act to provide reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “2017 Tax Act”).  Our stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on our stockholders’ investments in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

ERISA Risks

There are special considerations that apply to qualified pension or profit-sharing trusts or IRAs investing in our shares which could cause an investment in our company to be a prohibited transaction and could result in additional tax consequences.

If our stockholders are investing the assets of a qualified pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, they should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Code;
•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;
•	their investment satisfies the prudence and diversification requirements of ERISA;
•	their investment will not impair the liquidity of the plan or IRA;
•	their investment will not produce unrelated business taxable income for the plan or IRA;
•	they will be able to value the assets of the plan annually in accordance with ERISA requirements; and
•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Persons investing the assets of employee benefit plans, IRAs, and other tax-favored benefit accounts should consider ERISA and related risks of investing in our shares.

ERISA and Code Section 4975 prohibit certain transactions that involve (1) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and Keogh plans, and (2) any person who is a “party-in-interest” or “disqualified person” with respect to such a plan. Consequently, the fiduciary of a plan contemplating an investment in the shares should consider whether we, any other person associated with the issuance of the shares, or any of their affiliates is or might become a “party-in-interest” or “disqualified person” with respect to the plan and, if so, whether an exemption from such prohibited transaction rules is applicable. In addition, the Department of Labor (“DOL”) plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of an investing plan, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to the prohibited transaction provisions. We intend to take such steps as may be necessary to qualify us for one or more of the exemptions available, and thereby prevent our assets as being treated as assets of any investing plan.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2017, we owned two self storage facilities located in two states comprising approximately 1,080 units and approximately 127,000 rentable square feet.

As of December 31, 2017, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income(4)
Florida	1	600	67,000	52.8%	96%	41%
Texas	1	480	60,000	47.2%	93%	59%
Total	2	1,080	127,000	100%	95%	100%

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 94 units).
(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 27,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2017.
(4)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month of December 2017.

The weighted average capitalization rate for the two operating self storage facilities we owned as of December 31, 2017 was approximately 5.6%. The weighted average capitalization rate is calculated as the estimated first year net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and fees paid to our Advisor. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

Subsequent Acquisitions

None.

ITEM 3.	LEGAL PROCEEDINGS
(a)

From time to time, we may become subject to legal proceedings arising in the ordinary course of our business. As of December 31, 2017, we were not a party to any material legal proceedings, nor were we aware of any such legal proceedings contemplated by governmental authorities.

(b)	None.
ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 9, 2018, we had 1,600,856 shares of Class A common stock outstanding, 590,477 shares of Class T common stock outstanding and 145,506 shares of Class W common stock outstanding, held by a total of approximately 1,300 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling Class A shares of our common stock to the public at a price of $25.00 per share and at a price of approximately $23.75 per Class A share pursuant to our distribution reinvestment plan, Class T shares of our common stock to the public at a price of $24.21 per share and at a price of approximately $23.00 pursuant to our distribution reinvestment plan, and Class W shares of our common stock to the public at a price of $22.75 and at a price of approximately $22.75 pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Unless and until our shares are listed for trading on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of plans subject to the annual reporting requirements of ERISA and account trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports of our quarterly and annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including account trustees and custodians) who identify themselves to us and request the reports.

As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date we received the gross offering proceeds in the Private Offering Transaction, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. When determining the estimated value per share from and after 150 days following the second anniversary of receiving the gross offering proceeds in our Private Offering Transaction and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

With respect to any estimate of the value of our common stock, there can be no assurance that the estimated value, or method used to estimate value, would be sufficient to enable an ERISA fiduciary or an IRA custodian to comply with the ERISA or other regulatory requirements. The DOL or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our shares.

Distributions

We intend to make an election to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Code beginning with the taxable year ended December 31, 2017. By qualifying as a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

For income tax purposes, cash distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a cash distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. We did not declare or pay any distributions to our common stockholders and our OP unit holders during the year ended December 31, 2016. For 2017, all of our cash distributions constituted non-taxable returns of capital.

The following table shows the cash distributions we have paid through December 31, 2017:

Quarter	OP Unit Holders	Common Stockholders (1)	Distributions Declared Per Common Share (2)
1st Quarter 2017	$1,332	$54,031	$0.150
2nd Quarter 2017	$3,050	$142,950	$0.391
3rd Quarter 2017	$3,380	$185,208	$0.394
4th Quarter 2017	$3,463	$299,511	$0.391

(1)	Declared distributions are paid monthly in arrears
(2)	Distributions in the first quarter of 2017 were declared for the last seven days in January and the month of February only.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment and the types and mix of investments in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2017, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	179,045
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	179,045

(1)

The total number of shares of our Class A common stock reserved for issuance under the plan is equal to 10% of our outstanding shares of Class A, Class T and Class W common stock at any time, net of any shares already issued under the plan, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2017, we had approximately 1,790,450 outstanding shares of common stock.

Recent Sales of Unregistered Securities

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction”). Select Capital Corporation was the dealer manager for the Private Offering Transaction.

The purchaser of our common shares in the Private Offering Transaction has represented to us that it is an accredited investor. Based upon these representations, we believe that the issuances of our common shares were exempt from the registration requirements pursuant to Rule 506 and Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Use of Proceeds from Registered Securities

On March 17, 2017, our Offering (SEC File No.  333-212639) for a maximum of $1,095,000 in shares of common stock, consisting of up to $1 billion in shares of our common stock for sale to the public and up to $95,000,000 in shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of December 31, 2017, we had sold approximately 893,000 Class A Shares for gross proceeds of approximately $22.3 million, approximately 426,000 Class T Shares for gross proceeds of approximately $10.3 million and approximately 111,000 Class W shares for gross proceeds of approximately $2.5 million in our Public Offering. From this amount, we incurred approximately $3.5 million in selling commissions and dealer manager fees (of which approximately $2.5 million was re-allowed to third party broker-dealers), and approximately $2.3 million in organization and offering costs.

With the net offering proceeds, we acquired approximately $12.9 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As noted in Item 1 of this report and above, on June 15, 2016, our Advisor purchased 44 shares of common stock for $1,000 and became our initial stockholder.

Redemption Program

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. During the year ended December 31, 2017, we did not receive any redemption requests nor did we redeem any shares of common stock.

ITEM 6.SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	As of and for the Year Ended December 31, 2017	As of and For the Period June 1, 2016 (date of inception) through December 31, 2016
Operating Data
Total revenues	$475,404	$—
Net loss	(1,246,680)	—
Net loss attributable to Strategic Storage Trust IV, Inc.	(1,230,755)	—
Net loss per Class A common share-basic and diluted	(1.74)	—
Net loss per Class T common share-basic and diluted	(1.74)	—
Net loss per Class W common share-basic and diluted	(1.74)	—
Dividends declared per common share	1.46	—
Balance Sheet Data
Real estate facilities	$12,339,539	$—
Total assets	35,804,087	201,000
Total debt	—	—
Total liabilities	1,105,316	—
Equity	34,515,351	201,000
Other Data
Net cash used in operating activities	$(1,289,006)	$—
Net cash used in investing activities	(13,337,799)	—
Net cash provided by financing activities	36,354,930	201,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

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

On March 17, 2017, we commenced a public offering of a maximum of $1 billion in common shares for sale to the public (the “Primary Offering”) and $95 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering,” or the “Offering”).

We intend to invest the net proceeds from the Private Offering Transaction and the Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada.

As of December 31, 2017, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income(4)
Florida	1	600	67,000	52.8%	96%	41%
Texas	1	480	60,000	47.2%	93%	59%
Total	2	1,080	127,000	100%	95%	100%

(1)	Includes all rentable units, consisting of storage units and parking units (approximately 94 units).
(2)	Includes all rentable square feet consisting of storage units and parking units (approximately 27,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2017.
(4)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month of December 2017.

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

Impairment of Long-Lived Assets

The majority of our assets, other than cash and cash equivalents, consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss, if any, recognized may vary based on the estimates and assumptions we use.

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

REIT Qualification

We intend to make an election under Section 856(c) of the Internal Revenue Code of 1986 (the Code) to be taxed as a REIT under the Code, commencing with the taxable year ended December 31, 2017. By qualifying as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial condition and results of operations. However, we believe that we are organized and operate in a manner that will enable us to continue to qualify for treatment as a REIT for federal income tax purposes, and we intend to continue to operate as to remain qualified as a REIT for federal income tax purposes.

Results of Operations

Overview

We derive revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities and (ii) sales of packing- and storage-related supplies at our storage facilities. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

On March 17, 2017, we commenced our Offering and formal operations. On April 11, 2017, we acquired our first self storage property located in Florida comprising approximately 600 units and approximately 67,000 rentable square feet. On November 17, 2017, we acquired our second self storage property located in Texas comprising approximately 480 units and approximately 60,000 rentable square feet. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire.

As a result of the timing of our formation, commencement of operations and acquisition of our first two properties during 2017, we believe there is little basis for comparison between the period from June 1, 2016 (date of inception) through December 31, 2016 and the year ended December 31, 2017. We expect revenue and expenses to increase in future periods as we acquire additional properties.

Comparison of the Year Ended December 31, 2017 and the Period from June 1, 2016 (date of inception) through December 31, 2016

Total Revenues

Total revenues for the year ended December 31, 2017 were approximately $475,000 compared to $0 in the prior period. The increase is attributable to the acquisition of our first self storage property during the second quarter of 2017 and our second self storage property during the fourth quarter of 2017. We expect total revenues to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2017 were approximately $205,000 compared to $0 in the prior period. Property operating expenses include the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is attributable to the acquisition of our first self storage property during the second quarter of 2017 and our second self storage property during the fourth quarter of 2017. We expect property operating expenses to increase in the future as our operational activity increases.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the year ended December 31, 2017 were approximately $81,000 compared to $0 in the prior period. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is attributable to the acquisition of our first self storage property during the second quarter of 2017 and our second property during the fourth quarter of 2017. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017 were approximately $726,000 compared to $0 in the prior period. The increase in general and administrative expenses is primarily attributable to legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the year ended December 31, 2017 were approximately $285,000 compared to $0 in the prior period. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from the acquisition of our first self storage property during the second quarter of 2017 and second self storage property during the fourth quarter of 2017.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the year ended December 31, 2017 were approximately $188,000 compared to $0 in the prior period. The increase in acquisition expenses primarily relate to the costs associated with our first self storage property acquired during the second quarter of 2017, our second self storage property acquired during the fourth quarter of 2017 and prospective self storage properties to be acquired in future periods. We expect acquisition expenses- affiliates to increase in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the year ended December 31, 2017 were approximately $237,000 compared to $0 in the prior period. The increase in acquisition expenses primarily relate to the property acquisition expenses incurred by third parties and primarily relate to the costs associated with our first self storage property acquired during the second quarter of 2017, our second property acquired during the fourth quarter of 2017 and prospective self storage properties to be acquired in future periods.  We expect other property acquisition expenses to increase in the future commensurate with our acquisition activity.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the year ended December 31, 2017 and the period from June 1, 2016 (date of inception) through December 31, 2016 are as follows:

	Year ended December 31, 2017	The Period from June 1, 2016 (date of inception) through December 31, 2016	Change
Net cash flow provided by (used in):
Operating activities	$(1,289,006)	$—	$1,289,006
Investing activities	(13,337,799)	—	13,337,799
Financing activities	36,354,930	201,000	(36,153,930)

Cash flows used in operating activities for the year ended December 31, 2017 were approximately $1.3 million, which is primarily the result of a net loss of approximately $1.2 million and cash used in other assets of approximately $624,000 offset by increases in accounts payable and accrued liabilities and amounts due to affiliates, totaling approximately $297,000 and depreciation and amortization totaling approximately $285,000.

Cash flows used in investing activities for the year ended December 31, 2017 were approximately $13.3 million, which is primarily the result of cash consideration paid of approximately $12.9 million for our acquisitions and deposits on acquisitions of real estate facilities of $400,000.

Cash flows provided by financing activities for the year ended December 31, 2017 and for the period from June 1, 2016 (date of inception) through December 31, 2016 were approximately $36.4 million and $0.2 million, respectively, an increase in cash provided of approximately $36.2 million. The increase is primarily the result of approximately $37 million in net proceeds from our issuance of common stock offset by an increase of approximately $0.7 million in distributions paid.

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

Distribution Policy

On December 19, 2017, our board of directors authorized a daily distribution rate for the first quarter of 2018 of approximately $0.004281 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books as of the close of business on each day during the period, commencing on January 1, 2018 and continuing on each day thereafter through and including March 31, 2018. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share. Such distributions payable to each will be paid to the stockholder of record following month.

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

The following shows our distributions and the sources of such distributions for the year ended December 31, 2017. There were no distributions during the period from June 1, 2016 (date of inception) through December 31, 2016.

	Year Ended December 31, 2017
Distributions paid in cash — common stockholders	$681,700
Distributions paid in cash — Operating Partnership unitholders	11,225
Distributions reinvested	183,420
Total distributions	$876,345
Source of distributions
Cash flows provided by operations	—	0%
Offering proceeds from Primary Offering and Private Offering Transaction	692,925	79.1%
Offering proceeds from distribution reinvestment plan	183,420	20.9%
Total sources	$876,345	100.0%

From our inception through December 31, 2017, we paid cumulative distributions of approximately $876,000, as compared to cumulative net loss attributable to our common stockholders of approximately $1.2 million. Net loss attributable to our common stockholders for the year ended December 31, 2017 and cumulative net loss reflect non-cash depreciation and amortization of approximately $285,000, and acquisition related expenses of approximately $425,000. From our commencement of paying cash distributions on our common shares in February 2017, distributions were paid solely from proceeds of our Primary Offering and Private Offering Transaction.

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

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment and the types and mix of investments in our portfolio. As a result, future distributions declared and paid may exceed cash flow from operations.

Indebtedness

As of December 31, 2017 and 2016, we did not have any third-party indebtedness.

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

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities.

Subsequent Events

Please see Note 10 of the Notes to the Consolidated Financial Statements contained in this report.

Seasonality

We believe that we will experience minor seasonal fluctuations in the occupancy levels of our facilities, which we believe will be slightly higher over the summer months due to increased moving activity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth below beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2017, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the year ended December 31, 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

we expect to file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instructions G(3) to Form 10-K and is incorporated by reference to the 2018 Proxy Statement. Only those sections of the 2018 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2018 Proxy Statement to be filed with the SEC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	List of Documents Filed.
1.	The list of the financial statements contained herein is set forth on page F-1 hereof.
2.

Schedule III—Real Estate and Accumulated Depreciation is set forth beginning on page S-1 hereof. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.
(b)	See (a) 3 above.
(c)	See (a) 2 above.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 16, 2018.

STRATEGIC STORAGE TRUST IV, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 16, 2018
H. Michael Schwartz

/s/ Matt F. Lopez	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2018
Matt F. Lopez

/s/ Alexander S. Vellandi	Independent Director	March 16, 2018
Alexander S. Vellandi

/s/ Dean I. Ader	Independent Director	March 16, 2018
Dean I. Ader

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Strategic Storage Trust IV, Inc.

Ladera Ranch, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Storage Trust IV, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016 and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2017 and for the period from June 1, 2016 (date of inception) through December 31, 2016, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for the year ended December 31, 2017 and for the period from June 1, 2016 (date of inception) through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

Costa Mesa, California

March 16, 2018

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

	December 31,
	2017	2016
ASSETS
Real estate facilities:
Land	$1,713,976	$—
Buildings	9,614,412	—
Site improvements	1,011,151	—
	12,339,539	—
Accumulated depreciation	(138,219)	—
Real estate facilities, net	12,201,320	—
Cash and cash equivalents	21,929,125	201,000
Other assets, net	1,221,753	—
Intangible assets, net of accumulated amortization	451,889	—
Total assets	$35,804,087	$201,000
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$301,273	$—
Due to affiliates	587,628	—
Distributions payable	216,415	—
Total liabilities	1,105,316	—
Commitments and contingencies (Note 6)
Redeemable common stock	183,420	—
Equity:
Strategic Storage Trust IV, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2017 and 2016	—	—
Class A Common stock, $0.001 par value; 315,000,000 and 30,000 shares authorized at December 31, 2017 and 2016, respectively; 1,253,576 and 44 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,254	—
Class T Common stock, $0.001 par value; 315,000,000 and no shares authorized at December 31, 2017 and 2016, respectively; 426,228 and no shares issued and outstanding at December 31, 2017 and 2016, respectively	426	—
Class W common stock, $0.001 par value; 70,000,000 and no shares authorized at December 31, 2017 and 2016, respectively; 110,646 and no shares issued and outstanding at December 31, 2017 and 2016, respectively	111	—
Additional paid-in capital	36,653,000	1,000
Distributions	(1,079,785)	—
Accumulated deficit	(1,230,755)	—
Total Strategic Storage Trust IV, Inc. equity	34,344,251	1,000
Noncontrolling interests in our Operating Partnership	171,100	200,000
Total equity	34,515,351	201,000
Total liabilities and equity	$35,804,087	$201,000

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2017 and For the Period from June 1, 2016 (date of inception) through December 31, 2016

	Year Ended December 31, 2017	For the Period from June 1, 2016 (date of inception) through December 31, 2016
Revenues:
Self storage rental revenue	$474,752	$—
Ancillary operating revenue	652	—
Total revenues	475,404	—
Operating expenses:
Property operating expenses	205,357	—
Property operating expenses – affiliates	81,016	—
General and administrative	726,028	—
Depreciation	138,497	—
Intangible amortization expense	146,372	—
Acquisition expense - affiliates	187,641	—
Other property acquisition expenses	237,173	—
Total operating expenses	1,722,084	—
Net loss	(1,246,680)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	15,925	—
Net loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(1,230,755)	$—
Net loss per Class A share—basic and diluted	$(1.74)	$—
Net loss per Class T share—basic and diluted	$(1.74)	$—
Net loss per Class W share—basic and diluted	$(1.74)	$—
Weighted average Class A shares outstanding—basic and diluted	577,117	42
Weighted average Class T shares outstanding—basic and diluted	94,823	—
Weighted average Class W shares outstanding—basic and diluted	36,614	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Year Ended December 31, 2017 and For the Period from June 1, 2016 (Date of inception) through December 31, 2016

	Common Stock									Total
	Class A		Class T		Class W					Strategic	Noncontrolling
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Storage Trust IV, Inc. Equity	Interests in our Operating Partnership	Total Equity	Redeemable Common Stock

Balance as of June 1, 2016 (date of inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-	$-	$-
Gross proceeds from issuance of common stock	44	-	-	-	-	-	1,000	-	-	1,000	-	1,000	-
Issuance of limited partnership units in our Operating Partnership	-	-	-	-	-	-	-	-	-	-	200,000	200,000	-
Balance as of December 31, 2016	44	-	-	-	-	-	1,000	-	-	1,000	200,000	201,000	-
Gross proceeds from issuance of common stock	1,248,210	1,249	424,613	424	109,749	110	42,412,111	-	-	42,413,894	-	42,413,894	-
Offering costs	-	-	-	-	-	-	(5,760,103)	-	-	(5,760,103)	-	(5,760,103)	-
Changes to redeemable common stock	-	-	-	-	-	-	(183,420)	-	-	(183,420)	-	(183,420)	183,420
Distributions	-	-	-	-	-	-	-	(1,079,785)	-	(1,079,785)	-	(1,079,785)	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	(12,975)	(12,975)	-
Issuance of shares for distribution reinvestment plan	5,322	5	1,615	2	897	1	183,412	-	-	183,420	-	183,420	-
Net loss attributable to Strategic Storage Trust IV, Inc.	-	-	-	-	-	-	-	-	(1,230,755)	(1,230,755)	-	(1,230,755)	-
Net loss attributable to the noncontrolling interests in our Operating Partnership	-	-	-	-	-	-	-	-	-	-	(15,925)	(15,925)	-
Balance as of December 31, 2017	1,253,576	$1,254	426,228	$426	110,646	$111	$36,653,000	$(1,079,785)	$(1,230,755)	$34,344,251	$171,100	$34,515,351	$183,420

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2017 and For the Period from June 1, 2016 (Date of inception) through December 31, 2016

	Year Ended December 31, 2017	For the period from June 1, 2016 (date of inception) through December 31, 2016
Cash flows from operating activities:
Net loss	$(1,246,680)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	284,869	—
Increase (decrease) in cash and cash equivalents from change in assets and liabilities:
Other assets, net	(624,094)	—
Accounts payable and accrued liabilities	273,480	—
Due to affiliates	23,419	—
Net cash used in operating activities	(1,289,006)	—
Cash flows from investing activities:
Purchase of real estate	(12,910,000)	—
Additions to real estate facilities	(27,799)	—
Deposits on acquisitions of real estate facilities	(400,000)	—
Net cash used in investing activities	(13,337,799)	—
Cash flows from financing activities:
Gross proceeds from issuance of common stock	42,215,956	1,000
Offering costs	(5,168,101)	—
Distributions paid to common stockholders	(681,700)	—
Distributions paid to noncontrolling interest in our Operating Partnership	(11,225)	—
Issuance of noncontrolling interests in our Operating Partnership	—	200,000
Net cash provided by financing activities	36,354,930	201,000
Change in cash and cash equivalents	21,728,125	201,000
Cash and cash equivalents, beginning of period	201,000	—
Cash and cash equivalents, end of period	$21,929,125	$201,000
Supplemental disclosures and non-cash transactions:
Proceeds from issuance of common stock in other assets	$197,938	$—
Offering costs included in due to affiliates	$564,209	$—
Offering costs included in accounts payable and accrued liabilities	$27,793	$—
Distributions payable	$216,415	$—
Issuance of shares pursuant to distribution reinvestment plan	$183,420	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

We have no employees. Our Advisor, a Delaware limited liability company, was formed on May 31, 2016. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement we entered into with our Advisor (our “Advisory Agreement”) on March 3, 2017. The officers of our Advisor, as well as a majority of the officers of our Sponsor, are also officers of us.

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

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction”). Due to the proceeds raised in our Private Offering Transaction, there was not a minimum number of shares we needed to sell before accepting subscriptions for the Primary Offering. On March 17, 2017 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective and we commenced formal operations. As of December 31, 2017, approximately 893,000  Class A shares for gross offering proceeds of approximately $22.3 million, approximately 426,000  Class T shares for gross offering proceeds of approximately $10.3 million and approximately 111,000 Class W shares for gross offering proceeds of approximately $2.5 million had been sold in the Offering. We intend to invest the net proceeds from the Private Offering Transaction and the Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of December 31, 2017, we owned two properties located in two states (Florida and Texas).

Our operating partnership, Strategic Storage Operating Partnership IV, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on June 2, 2016. On June 15, 2016, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 (8,889 partnership units) and on June 15, 2016, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. As of December 31, 2017, we owned approximately 99.5% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.5% of the common units are owned by our Advisor.

As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We will conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS IV, Inc., a Delaware corporation (the “TRS”) which was formed on June 2, 2016, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager is a Delaware limited liability company which was formed on May 31, 2016 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. At the acquisition of our first property in Jensen Beach, Florida (the “Jensen Beach Property”), we entered into a property management agreement with our Property Manager and our Property Manager entered into a sub-property management agreement with an affiliate of Extra Space Storage Inc. (“Extra Space”) for the management of the Jensen Beach Property which was branded under the Extra Space name.

Effective October 1, 2017, our Property Manager terminated the sub-property management agreement with Extra Space and our Property Manager now manages our properties directly. In connection therewith an affiliate of our Property Manager acquired the “SmartStop® Self Storage” brand from Extra Space.  We began using the “SmartStop® Self Storage” brand at our properties effective October 1, 2017. Please see Note 5 – Related Party Transactions – Property Management Agreement.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

consolidated based on majority voting interest. Our Operating Partnership is deemed to be a VIE and is consolidated by the Company as the primary beneficiary.

As of December 31, 2017 and 2016, we had not entered into other contracts/interests that would be deemed to be variable interests in VIEs.

Noncontrolling Interest in Consolidated Entities

We account for the noncontrolling interest in our Operating Partnership in accordance with the related accounting guidance. Due to our control through our general partnership interest in our Operating Partnership and the limited rights of the limited partner, our Operating Partnership, including its wholly-owned subsidiaries, are consolidated with the Company and the limited partner interest is reflected as a noncontrolling interest in the accompanying consolidated balance sheets. The noncontrolling interest shall be attributed its share of income and losses, even if that attribution results in a deficit noncontrolling interest balance.

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of the property to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, as of the acquisition date. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land and estimates of depreciated replacement cost of equipment, building and site improvements. In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $598,000 and $0 in intangible assets to recognize the value of in-place leases related to our acquisitions during the year ended December 31, 2017 and the period from June 1, 2016 (date of inception) through December 31, 2016, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent. During the year ended December 31, 2017 and the period from June 1, 2016 (date of inception) through December 31, 2016, we expensed approximately $425,000 and $0, respectively of acquisition-related transaction costs.

Should the initial accounting for an acquisition be incomplete by the end of a reporting period that falls within the measurement period, we will report provisional amounts in our financial statements. During the measurement period, we will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

recognized as of that date and we will record those adjustments to our consolidated financial statements. We will recognize any measurement period adjustments during the period in which we determine the amount of the adjustment to our consolidated financial statements, potentially including adjustments to interest, depreciation and amortization expense.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the year ended December 31, 2017 and the period from June 1, 2016 (date of inception) through December 31, 2016, no impairment losses were recognized.

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

Real Estate Facilities

Real estate facilities are recorded based on fair value as of the date of acquisition. We capitalize costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

Depreciation of Real Property Assets

Our management is required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	35 years
Site Improvements	7-10 years

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of December 31, 2017 and 2016, the gross amounts allocated to in-place lease intangibles were approximately $598,000  and $0, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $146,000 and $0, respectively.

Total estimated amortization expense of intangible assets for the years ending December 31, 2018 and 2019 is approximately $360,000 and $92,000, respectively, and none for the years thereafter.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing will be presented on the consolidated balance sheets as a reduction of the related debt. The net carrying value of costs incurred in connection with obtaining revolving financing will be presented as debt issuance costs on the consolidated balance sheets. Debt issuance costs will be amortized on a straight-line basis over the term of the related loan, which we do not expect will be materially different than the effective interest method. There were no debt issuance costs incurred by us for the period ended December 31, 2016 or for the year ended December 31, 2017.

Organizational and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor will fund, and will not be reimbursed for, 1.15% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we will recognize as a capital contribution from our Advisor. Organization and offering costs funded by our Advisor are recognized as a liability in our consolidated financial statements as of December 31, 2017 as we had a present responsibility to reimburse our Advisor after the Effective Date of the Primary Offering. Our Advisor must reimburse us within 60 days after the end of the month in which the initial public offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share is redeemed or is no longer outstanding.

Our Dealer Manager enters into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Offering, may not exceed 3% of gross offering proceeds from sales in the Offering. We record a liability within Due to Affiliates for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

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

For the year ended December 31, 2017 and for the period from June 1, 2016 (date of inception) through December 31, 2016, we did not receive any requests for redemptions.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Financial and non-financial assets and liabilities measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate and related liabilities assumed related to our acquisitions. The fair values of these assets and liabilities were determined as of the acquisition dates using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity. In general, we consider multiple valuation techniques when measuring fair values. However, in certain circumstances, a single valuation technique may be appropriate. All of the fair values of the assets and liabilities as of the acquisition dates were derived using Level 3 inputs.

The carrying amounts of cash and cash equivalents, tenant account receivables, other assets, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value because of their relatively short-term nature.

We had no assets or liabilities that required fair value measurement on a recurring basis as of December 31, 2017 and 2016.

Income Taxes

We intend to make an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2017. To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gains and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We filed elections to treat our TRS as a taxable REIT subsidiary. In general, the TRS performs additional services for our customers and generally engages in any real estate or non-real estate related business. The TRS is subject to corporate federal and state income tax. The TRS follows accounting guidance which requires the use of the asset and liability method. Deferred income taxes represent the tax effect of future differences between the book and tax bases of assets and liabilities.

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented is computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

period, excluding unvested restricted stock. Diluted earnings per share will be computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method once restricted stock has been granted.

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB voted to defer the effective date by one year to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 with early adoption permitted. This ASU will be applied using a modified retrospective approach. We have determined that our self storage rental revenues will not be subject to the guidance in ASU 2014-09, as they qualify as lease contracts, which are excluded from its scope. We adopted this ASU on January 1, 2018 and its adoption did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 updates guidance related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in ASU 2016-01 also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in ASU 2016-01 eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We adopted this ASU on January 1, 2018 and its adoption did not have a material impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight classification issues related to the statement of cash flows. The guidance will become effective for periods beginning after December 15, 2017, with early adoption permitted. We adopted this ASU on January 1, 2018 and its adoption did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalent balances will be required to

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of December 31, 2017 and December 31, 2016, we did not have any restricted cash. We adopted this ASU on January 1, 2018 and its adoption did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements and shall be applied on a prospective basis. We adopted this ASU on January 1, 2018. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, certain transaction costs will be capitalized rather than expensed.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the year ended December 31, 2017 and the period from June 1, 2016 (date of inception) through December 31, 2016:

Real estate facilities
Balance at December 31, 2016	$—
Facility acquisitions	12,311,740
Improvements and additions	27,799
Balance at December 31, 2017	$12,339,539
Accumulated depreciation
Balance at December 31, 2016	$—
Depreciation expense	(138,219)
Balance at December 31, 2017	$(138,219)

The following tables summarize the purchase price allocations for our acquisitions during the year ended December 31, 2017:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total	2017 Revenue(1)	2017 Property Operating Income(2)
Jensen Beach – Florida	04/11/17	$4,716,742	$233,258	$4,950,000	$380,582	$182,357
Texas City – Texas	11/17/17	7,594,998	365,002	7,960,000	94,822	56,084
2017 Total		$12,311,740	$598,260	$12,910,000	$475,404	$238,441

(1)	The operating results of the facilities acquired above have been included in our consolidated statements of operations since their respective acquisition date.
(2)

Property operating income excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization, acquisition expenses and costs incurred in connection with the property management changes.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes on an unaudited pro forma basis the combined results of operations of the Company for the year ended December 31, 2017 and for the period from June 1, 2016 (date of inception) through December 31, 2016 as if the Company’s acquisitions that occurred during 2017 as if each had occurred on June 1, 2016. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31, 2017	For the Period from June 1, 2016 (date of inception) through December 31, 2016
Pro forma revenue	$1,252,321	$729,501
Pro forma operating expenses	(2,329,533)	(812,615)
Pro forma net loss attributable to common shareholders	(1,063,773)	(82,077)

The pro forma financial information for the year ended December 31, 2017 and for the period from June 1, 2016 (date of inception) through December 31, 2016 were adjusted to exclude approximately $265,000 and $0, respectively, for acquisition related expenses.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Our Dealer Manager enters into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses are considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Offering, may not exceed 3% of gross offering proceeds from sales in the Offering. We record a liability as due to affiliates for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

Affiliated Dealer Manager

Our Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager and affiliates of our Dealer Manager own a 2.5% non-voting membership interest in our Advisor.

Property Management Agreement

From the acquisition of the Jensen Beach Property through September 30, 2017, our Property Manager contracted with Extra Space for Extra Space to serve as the sub-property manager for the property pursuant to a separate sub-property management agreement. As of October 1, 2017, our Property Manager terminated the sub-property management agreement, and our Property Manager now manages all of our properties directly. In connection with the termination, the property management agreement was amended and we paid Extra Space a termination fee, as described below.

Prior Arrangement

Under the property management agreement in effect from April 11, 2017 through September 30, 2017 for the Jensen Beach Property, our Property Manager received a monthly management fee for the property equal to the greater of $2,500 or 6% of the gross revenues, plus reimbursement of our Property Manager’s costs of managing the property. In addition, Extra Space agreed to pay up to $25,000 toward the signage and set-up costs associated with converting such property to the Extra Space brand (the “Set-Up Amount”). The property management agreement had a three year term and automatically renewed for successive one year periods thereafter, unless we or our Property Manager provided prior written notice at least 90 days prior to the expiration of the term. In general, if we terminated a property management agreement without cause during the initial three year term, we would have been required to pay our Property Manager a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term that had elapsed.

The sub-property management agreement between our Property Manager and Extra Space was substantially the same as the foregoing property management agreement. Under the sub-property management agreement, our Property Manager paid Extra Space a monthly management fee for the Jensen Beach Property equal to the greater of $2,500 or 6% of the gross revenues, plus reimbursement of Extra Space’s costs of managing the property; provided, however that no management fee was due and payable to Extra Space for the months of January and July each year during the term. Extra Space had the exclusive right to offer tenant insurance to the tenants and was entitled to all of the benefits of such tenant insurance. The sub-property management agreement also had a three year term and automatically renewed for successive one year periods thereafter, unless our Property Manager or Extra Space provided prior written notice at least 90 days prior to the expiration of the term. In general, if our Property Manager terminated the sub-property management agreement without cause during the initial three year term, it would have been required to pay Extra Space a termination fee equal to the Set-Up Amount, reduced by 1/36th of the Set-Up Amount for every full month of the term that had elapsed.

Termination of Sub-property Manager

As of October 1, 2017, our Property Manager terminated the sub-property management agreement with Extra Space, and we amended the corresponding property management agreement as described below. In connection with the amendment of the property management agreement, the property-owning subsidiary agreed to pay the termination fee owed by our Property Manager in accordance with its termination of the sub-property management agreement. The aggregate costs incurred in connection with the property management change were approximately $4,000. This amount was included in property operating expenses – affiliates in the accompanying consolidated statements of operations for the year ended December 31, 2017.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Property Management Subsequent to September 30, 2017

In connection with the termination of the sub-property management agreement, the corresponding property management agreement for the Jensen Beach Property was amended effective as of October 1, 2017. Pursuant to the amended property management agreement, our Property Manager receives: (i) a monthly management fee for the property equal to the greater of $3,000 or 6% of the gross revenues from the property plus reimbursement of the Property Manager’s costs of managing the property and (ii) a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000. In addition, our Property Manager or an affiliate has the exclusive right to offer tenant insurance to the tenants and is entitled to substantially all of the benefits of such tenant insurance. The property management agreement has a three year term and automatically renews for successive three year periods thereafter, unless we or our Property Manager provide prior written notice at least 90 days prior to the expiration of the term. After the end of the initial three year term, either party may terminate a property management agreement generally upon 60 days prior written notice. With respect to each new property we acquire for which we enter into a property management agreement with our Property Manager we will also pay our Property Manager a one-time start-up fee in the amount of $3,750.

In connection with the change in our property management agreement, our Jensen Beach Property has been rebranded under the “SmartStop® Self Storage” brand.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2017, as well as any related amounts payable as of December 31, 2017. There were no related party costs incurred or paid by us for the period from June 1, 2016 (date of inception) through
December 31, 2016.

	Year Ended December 31, 2017
	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$283,322	$278,258	$5,064
Asset management fees	45,471	35,876	9,595
Property management fees(1)	35,545	26,785	8,760
Acquisition expenses	187,641	187,641	-
Additional Paid-in Capital
Selling commissions	2,212,286	2,212,286	-
Dealer Manager fees	797,508	781,825	15,683
Stockholder Servicing Fees and Dealer Manager Servicing Fees(2)	533,108	17,948	515,160
Offering costs	1,581,394	1,548,028	33,366
Total	$5,676,275	$5,088,647	$587,628

(1)	During the year ended December 31, 2017, property management fees included approximately $16,000 of fees paid to the sub-property manager of the Jensen Beach Property.
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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Storage Auction Program

In March 2017, our Sponsor acquired a minority interest in a company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company is expected to receive a service fee for such services. Through December 31, 2017, neither our Property Manager nor our sub-property manager utilized the Auction Company at our properties. In the future, our Property Manager may utilize the Auction Company at our properties, and we would be responsible for paying any fees related to our properties. Our properties would receive the proceeds from such online auctions.

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

As of December 31, 2017, we have sold approximately 5,322 Class A shares, 1,615 Class T shares and 897 Class W shares through our distribution reinvestment plan offering.

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

There are several limitations on our ability to redeem shares under the share redemption program including, but not limited to:

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

•

We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

For the year ended December 31, 2017 and the period from June 1, 2016 (date of inception) through December 31, 2016, we did not receive any requests for redemptions.

Operating Partnership Redemption Rights

The limited partners of our Operating Partnership have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances that could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as our Advisor is acting as our advisor under the Advisory Agreement.

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

Note 7. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the year ended December, 31, 2017. There were no operations for the period from June 1, 2016 (date of inception) through December 31, 2016.

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$—	$115,130	$129,427	230,847
Total operating expenses	122,481	405,323	389,360	804,920
Net loss	(122,481)	(290,193)	(259,933)	(574,073)
Net loss attributable to common stockholders	(119,518)	(283,601)	(256,899)	(570,737)
Net loss per Class A share-basic and diluted	(0.46)	(0.75)	(0.35)	(0.40)
Net loss per Class T share-basic and diluted	—	(0.75)	(0.35)	(0.40)
Net loss per Class W share- basic and diluted	—	(0.75)	(0.35)	(0.40)

Note 8. Declaration of Distributions

Cash Distribution Declaration

On December 19, 2017, our board of directors declared a daily distribution in the amount of $0.004281 per share on the outstanding shares of common stock, payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on January 1, 2018 and ending March 31, 2018. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share. Such distributions payable to each will be paid the stockholder of record following month.

Note 9. Potential Acquisition

        Surprise Property

      On November 7, 2017 (as amended on March 14, 2018), one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Surprise, Arizona (the “Surprise Property”). The purchase price for the Surprise Property is approximately $7.8 million, plus closing and acquisition costs.  We expect the acquisition of the Surprise Property to close in the third quarter of 2018 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with a combination of net proceeds from our Offering and a credit facility or other debt financing. If we fail to acquire the Surprise Property, in addition to the incurred acquisition costs, we may also forfeit approximately $300,000 in earnest money as a result.

Note 10. Subsequent Events

Potential Acquisitions

San Gabriel Property

On January 4, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in San Gabriel, California (the “San Gabriel Property”). The purchase price for the San Gabriel Property is approximately $13.5 million, plus closing and acquisition costs. We expect the acquisition of the San Gabriel Property to close in the third quarter of 2019 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Offering and a credit facility or other debt financing. If we fail to acquire the San Gabriel Property, in addition to the incurred acquisition costs, we may also forfeit approximately $200,000 in earnest money as a result.

Riverside Property

On January 30, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility located in Riverside, California (the “Riverside Property”). The purchase price for the Riverside Property is approximately $6.9 million, plus closing and acquisition costs. We expect the acquisition of the Riverside Property to occur in the first quarter of 2018. We expect to fund such acquisition with net proceeds from our Offering and a credit facility or other debt financing. If we fail to acquire the Riverside Property, we may also forfeit approximately $100,000 in earnest money as a result.

Las Vegas Property

On February 1, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility located in Las Vegas, Nevada (the “Las Vegas Property”). The purchase price for the Las Vegas Property is approximately $9.2 million, plus closing and acquisition costs. We expect the acquisition of the Las Vegas Property to occur in the second quarter of 2018. We expect to fund such acquisition with net proceeds from our Offering and a credit facility or other debt financing. If we fail to acquire the Las Vegas Property, we may also forfeit approximately $100,000 in earnest money as a result.

Pasadena Properties

On March 2, 2018, one of our subsidiaries executed a purchase and sale agreement with two unaffiliated third parties for the acquisition of three self storage facilities located near and in Pasadena, Texas (the “Pasadena Properties”). The purchase price for the Pasadena Properties is approximately $22.2 million, plus closing and acquisition costs. We expect the acquisition of the Pasadena Properties to occur in the second quarter of 2018. We expect to fund such acquisition with a combination of net proceeds from our Offering and/or a credit facility or other debt financing. If we fail to acquire the Pasadena Properties, we may also forfeit approximately $250,000 in earnest money as a result.

Puyallup Property

On March 13, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility located in Puyallup, Washington (the “Puyallup Property”). The purchase price for the Puyallup Property is approximately $13.6 million, plus closing and acquisition costs. We expect the acquisition of the Puyallup Property to occur in the second quarter of 2018. We expect to fund such acquisition with a combination of net proceeds from our Offering and/or a credit facility or other debt financing. If we fail to acquire the Puyallup Property, we may also forfeit approximately $150,000 in earnest money as a result.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Palm Beach Gardens Property- Termination of Purchase and Sale Agreement

As previously disclosed, on August 18, 2017, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of property that is being developed into a self storage facility located in Palm Beach Gardens, Florida (the “Palm Beach Gardens Property”). Under the original terms of the Palm Beach Gardens Purchase Agreement, the Approval Period (as defined therein) would have expired on October 30, 2017, and unless our subsidiary provided the seller of the Palm Beach Gardens Property with a notice to consummate the transaction prior to the expiration of the Approval Period, the Palm Beach Gardens Purchase Agreement would have automatically terminated at such time. On October 27, 2017, the parties to the Palm Beach Gardens Purchase Agreement entered into a First Amendment to the Palm Beach Gardens Purchase Agreement that extended the Approval Period to December 14, 2017; and on November 30, 2017, the parties to the Palm Beach Gardens Purchase Agreement entered into a Second Amendment to the Palm Beach Gardens Purchase Agreement that extended the Approval Period to January 31, 2018. The parties did not agree to any further extension of the Approval Period. Accordingly, on January 31, 2018, the Palm Beach Gardens Purchase Agreement terminated according to its terms and our initial deposit was returned in full.

Distribution Declaration

On March 7, 2018, our board of directors declared a daily distribution in the amount of $0.004281 per share on the outstanding shares of common stock, payable to both Class A, Class T and Class W stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on April 1, 2018 and ending June 30, 2018. Such distributions payable to each stockholder of record during a month will be paid the following month.

Offering Status

As of March 9, 2018, in connection with our Private Offering Transaction and Offering we have issued approximately 1,600,000 Class A shares for gross offering proceeds of approximately $38.4 million, approximately 590,000 Class T shares for gross offering proceeds of approximately $14.3 million and approximately 146,000 Class W shares for gross offering proceeds of approximately $3.3 million.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

SCHEDULE III

December 31, 2017

			Initial Cost to Company				Gross Carrying Amount at December 31, 2017
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
Jensen Beach	FL	$—	$902,914	$3,813,828	$4,716,742	$27,799	$902,914	$3,841,627	$4,744,541	$(110,281)	1979	4/11/2017
Texas City	TX	—	811,062	6,783,936	7,594,998	—	811,062	6,783,936	7,594,998	(27,938)	2010	11/17/2017
		$—	$1,713,976	$10,597,764	$12,311,740	$27,799	$1,713,976	$10,625,563	$12,339,539	$(138,219)

(1)	The aggregate cost of real estate for United States federal income tax purposes is $13,202,671.

S-1

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2017

Activity in real estate facilities during 2017 was as follows:

2017
Real estate facilities
Balance at beginning of year	$—
Facility acquisitions	12,311,740
Improvements	27,799
Balance at end of year	$12,339,539
Accumulated depreciation
Balance at beginning of year	$—
Depreciation expense	(138,219)
Balance at end of year	$(138,219)
Real estate facilities, net	$12,201,320

S-2

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

1.1

Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on February 10, 2017, Commission File No. 333-212639

1.2

Amendment No. 1 to Dealer Manager Agreement and Participating Dealer Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 25, 2017, Commission File No. 333-212639

3.1

First Articles of Amendment and Restatement of Strategic Storage Trust IV, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on February 10, 2017, Commission File No. 333-212639

3.2	Bylaws of Strategic Storage Trust IV, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on July 22, 2016, Commission File No. 333-212639

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on March 9, 2017, Commission File No. 333-212639

10.1

First Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership IV, L.P., incorporated by reference to Exhibit 10.1 Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on February 10, 2017, Commission File No. 333-212639

10.2	Advisory Agreement, incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on March 9, 2017, Commission File No. 333-212639

10.3

Strategic Storage Trust IV, Inc. Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on March 9, 2017, Commission File No. 333-212639

10.4

Employee and Director Long-Term Incentive Plan of Strategic Storage Trust IV, Inc., incorporated by reference to Exhibit 10.4 Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on February 10, 2017, Commission File No. 333-212639

10.5	Palm Beach Gardens Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 23, 2017, Commission File No. 333-212639

10.6	First Amendment to Palm Beach Gardens Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 2, 2017, Commission File No. 333-212639

10.7	Second Amendment to Palm Beach Gardens Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 4, 2017, Commission File No. 333-212639
10.8	San Gabriel Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 9, 2018, Commission File No. 333-212639
10.9	Pasadena Properties Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 8, 2018, Commission File No. 333-212639

21.1	Subsidiaries of Strategic Storage Trust IV, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11, filed on July 22, 2016, Commission File No. 333-212639

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Trust IV, Inc. financial information for the Year Ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.