Form 10-Q
period 2018-03-31
Strategic Storage Trust IV, Inc.
filed 2018-05-09
CIK 1680232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-55928

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

As of May 4, 2018, there were 1,885,442 outstanding shares of Class A common stock, 753,035 outstanding shares of Class T common stock and 195,442 outstanding shares of Class W common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The information furnished in the accompanying unaudited consolidated balance sheets and related consolidated statements of operations, comprehensive loss, equity and cash flows reflects all adjustments (consisting of normal and recurring adjustments) that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned consolidated financial statements.

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Our results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Real estate facilities:
Land	$2,824,533	$1,713,976
Buildings	14,853,426	9,614,412
Site improvements	1,244,952	1,011,151
	18,922,911	12,339,539
Accumulated depreciation	(235,404)	(138,219)
Real estate facilities, net	18,687,507	12,201,320
Cash and cash equivalents	28,537,349	21,929,125
Other assets, net	2,174,674	1,221,753
Intangible assets, net of accumulated amortization	631,392	451,889
Total assets	$50,030,922	$35,804,087
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$600,747	$301,273
Due to affiliates	763,845	587,628
Distributions payable	303,651	216,415
Total liabilities	1,668,243	1,105,316
Commitments and contingencies (Note 6)
Redeemable common stock	475,065	183,420
Equity:
Strategic Storage Trust IV, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Class A Common stock, $0.001 par value; 315,000,000 shares authorized; 1,681,033 and 1,253,576 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,681	1,254
Class T Common stock, $0.001 par value; 315,000,000 shares authorized; 643,932 and 426,228 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	644	426
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 154,371 and 110,646 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	154	111
Additional paid-in capital	51,408,909	36,653,000
Distributions	(1,878,576)	(1,079,785)
Accumulated deficit	(1,797,222)	(1,230,755)
Accumulated other comprehensive loss	(13,371)	—
Total Strategic Storage Trust IV, Inc. equity	47,722,219	34,344,251
Noncontrolling interests in our Operating Partnership	165,395	171,100
Total equity	47,887,614	34,515,351
Total liabilities and equity	$50,030,922	$35,804,087

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
Revenues:
Self storage rental revenue	$357,248	$—
Ancillary operating revenue	856	—
Total revenues	358,104	—
Operating expenses:
Property operating expenses	128,615	—
Property operating expenses – affiliates	57,755	—
General and administrative	295,573	116,381
Depreciation	97,834	—
Intangible amortization expense	102,233	—
Acquisition expense – affiliates	120,092	6,100
Other property acquisition expenses	149,924	—
Total operating expenses	952,026	122,481
Operating loss	(593,922)	(122,481)
Other income	25,175	—
Net loss	(568,747)	(122,481)
Net loss attributable to the noncontrolling interests in our Operating Partnership	2,280	2,963
Net loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(566,467)	$(119,518)
Net loss per Class A share—basic and diluted	$(0.26)	$(0.46)
Net loss per Class T share—basic and diluted	$(0.26)	$—
Net loss per Class W share—basic and diluted	$(0.26)	$—
Weighted average Class A shares outstanding—basic and diluted	1,491,499	260,461
Weighted average Class T shares outstanding—basic and diluted	539,895	—
Weighted average Class W shares outstanding—basic and diluted	134,872	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
Net loss	$ (568,747)	$ (122,481)
Other comprehensive loss:
Foreign currency translation adjustments	(13,371)	-
Comprehensive loss	(582,118)	(122,481)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	54	-
Comprehensive loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$ (582,064)	$ (122,481)

See notes to consolidated financial statements.

Strategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Strategic Storage Trust IV, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2017	1,253,576	$1,254	426,228	$426	110,646	$111	$36,653,000	$(1,079,785)	$(1,230,755)	$—	$34,344,251	$171,100	$34,515,351	$183,420
Gross proceeds from issuance of common stock	419,205	419	214,459	215	42,801	42	16,606,278	—	—	—	16,606,954	—	16,606,954	—
Offering costs	—	—	—	—	—	—	(1,850,357)	—	—	—	(1,850,357)	—	(1,850,357)	—
Changes to redeemable common stock	—	—	—	—	—	—	(291,645)	—	—	—	(291,645)	—	(291,645)	291,645
Distributions	—	—	—	—	—	—	—	(798,791)	—	—	(798,791)	—	(798,791)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,425)	(3,425)	—
Issuance of shares for distribution reinvestment plan	8,252	8	3,245	3	924	1	291,633	—	—	—	291,645	—	291,645	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(566,467)	—	(566,467)	—	(566,467)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(2,280)	(2,280)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(13,371)	(13,371)	—	(13,371)	—
Balance as of March 31, 2018	1,681,033	$1,681	643,932	$644	154,371	$154	$51,408,909	$(1,878,576)	$(1,797,222)	$(13,371)	$47,722,219	$165,395	$47,887,614	$475,065

See notes to consolidated financial statements.

STrategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cash flows from operating activities:
Net loss	$(568,747)	$(122,481)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	200,067	—
Increase (decrease) in cash and cash equivalents from change in assets and liabilities:
Other assets, net	(75,067)	—
Accounts payable and accrued liabilities	196,038	58,035
Due to affiliates	(13,724)	63,138
Net cash used in operating activities	(261,433)	(1,308)
Cash flows from investing activities:
Purchase of real estate	(6,865,108)	—
Deposits on acquisitions of real estate	(1,209,621)	—
Return of deposit on acquisition of real estate	250,000	—
Net cash used in investing activities	(7,824,729)	—
Cash flows from financing activities:
Gross proceeds from issuance of common stock	16,674,701	7,500,000
Offering costs	(1,556,980)	(450,000)
Distributions paid to common stockholders	(419,331)	(54,031)
Distributions paid to noncontrolling interest in our Operating Partnership	(4,004)	(1,332)
Net cash provided by financing activities	14,694,386	6,994,637
Net change in cash and cash equivalents	6,608,224	6,993,329
Cash and cash equivalents, beginning of period	21,929,125	201,000
Cash and cash equivalents, end of period	$28,537,349	$7,194,329
Supplemental disclosures and non-cash transactions:
Proceeds from issuance of common stock in other assets	$130,190	$—
Offering costs included in due to affiliates	$248,034	$1,213,489
Offering costs included in accounts payable and accrued liabilities	$131,229	$288,515
Distributions payable	$303,651	$—
Issuance of shares pursuant to distribution reinvestment plan	$291,645	$—
Foreign currency translation adjustment in other assets	$13,371	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

SmartStop Asset Management, LLC, a Delaware limited liability company organized in 2013, is the sponsor of our Offering of shares of our common stock (our “Sponsor”), as described below. Our Sponsor is a company focused on providing real estate advisory, asset management, and property management services. Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor IV, LLC (our “Advisor”) and owns 100% of Strategic Storage Property Management IV, LLC (our “Property Manager”).

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

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction”). Due to the proceeds raised in our Private Offering Transaction, there was not a minimum number of shares we needed to sell before accepting subscriptions for the Primary Offering. On March 17, 2017 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective and we commenced formal operations. As of March 31, 2018, approximately 1,320,000 Class A shares for gross offering proceeds of approximately $32.9 million, approximately 644,000 Class T shares for gross offering proceeds of approximately $15.6 million and approximately 154,000 Class W shares for gross offering proceeds of approximately $3.5 million had been sold in the Offering. We intend to invest the net proceeds from the Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of March 31, 2018, we owned three properties located in three states (California, Florida and Texas).

Our operating partnership, Strategic Storage Operating Partnership IV, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on June 2, 2016. On June 15, 2016, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 (8,889 partnership units) and on June 15, 2016, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of March 31, 2018, we owned approximately 99.6% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.4% of the common units are owned by our Advisor.

As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS IV, Inc., a Delaware corporation (the “TRS”) which was formed on June 2, 2016, and is a wholly owned subsidiary of our Operating Partnership.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

On October 1, 2017, our Property Manager terminated the sub-property management agreement with Extra Space and our Property Manager now manages our properties directly. In connection therewith an affiliate of our Property Manager acquired the “SmartStop® Self Storage” brand from Extra Space.  We began using the “SmartStop® Self Storage” brand at our properties effective October 1, 2017. Please see Note 5 – Related Party Transactions – Property Management Agreement.

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

March 31, 2018

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

As of March 31, 2018 and December 31, 2017, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management will adjust such estimates when facts and circumstances dictate. Actual results could materially differ from those estimates. The most significant estimates made include the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed at relative fair value, the determination if certain entities should be consolidated, the evaluation of potential impairment of long-lived assets, and the estimated useful lives of real estate assets and intangibles.

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of a property to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, which requires the use of significant unobservable inputs, as of the acquisition date.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The value of the tangible assets, consisting of land, buildings, and site improvements is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $282,000 and $598,000 in intangible assets to recognize the value of in-place leases related to our acquisitions during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. We adopted this ASU on January 1, 2018. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the three months ended March 31, 2018, we acquired one property that did not meet the revised definition of a business, and we capitalized approximately $15,000 of acquisition-related transaction costs that would have otherwise been expensed under the guidance in effect prior to January 1, 2018.

During the three months ended March 31, 2018 and 2017, we expensed approximately $270,000 and $6,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2018 and 2017, no impairment losses were recognized.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Real Estate Facilities

Real estate facilities are recorded based on relative fair value as of the date of acquisition. We capitalize costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

Depreciation of Real Property Assets

Our management is required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our real property assets is charged to expense on a straight-line basis over the estimated useful lives as follows:

Description	Standard Depreciable Life
Land	Not Depreciated
Buildings	35 years
Site Improvements	7 -10 years

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of March 31, 2018, the gross amounts allocated to in-place lease intangibles was approximately $880,000 and accumulated amortization of in-place lease intangibles totaled approximately $249,000.  As of December 31, 2017, the gross amounts allocated to in-place lease intangibles were approximately $598,000 and accumulated amortization of in-place lease intangibles totaled approximately $146,000.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2018, and 2019 is approximately $463,000 and $168,000, respectively, and none for the years thereafter.

Foreign Currency Translation

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period. All related adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in a currency other than the functional currency of the related operation are recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions are recorded in other income (expense).

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non-revolving financing will be presented on the consolidated balance sheets as a reduction of the related debt. The net carrying value of costs incurred in connection with obtaining revolving financing will be presented as debt issuance costs on the consolidated balance sheets. Debt issuance costs will be amortized on a straight-line basis over the term of the related loan, which we do not expect will be materially different than the effective interest method. There were no debt issuance costs incurred by us for the year ended December 31, 2017 or for the three months ended March 31, 2018.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Organization and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor will fund, and will not be reimbursed for, 1.15% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we will recognize as a capital contribution from our Advisor. Organization and offering costs funded by our Advisor are recognized as a liability in our consolidated financial statements as of March 31, 2018 and December 31, 2017, as we had a present responsibility to reimburse our Advisor after the Effective Date of the Primary Offering. Our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

In connection with our Primary Offering, our Dealer Manager will receive a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from the sales of Class T shares in the Primary Offering and a dealer manager fee of up to 3.0% of gross proceeds from sales of both Class A shares and Class T shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Dealer Manager does not receive an upfront sales commission or dealer manager fee from the sales of Class W shares in the Primary Offering. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares sold in the Primary Offering. Our Dealer Manager also receives an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate underwriting compensation paid in our Primary Offering with respect to Class W shares, comprised of the dealer manager servicing fee, equals 9.0% of the gross proceeds from the sale of Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share is redeemed or is no longer outstanding.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

For the three months ended March 31, 2018 and year ended December 31, 2017, we did not receive any requests for redemptions.

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

March 31, 2018

(Unaudited)

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

We had no assets or liabilities that required fair value measurement on a recurring basis as of March 31, 2018 and December 31, 2017.

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

March 31, 2018

(Unaudited)

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2018:

Real estate facilities
Balance at December 31, 2017	$12,339,539
Facility acquisitions	6,583,372
Balance at March 31, 2018	$18,922,911
Accumulated depreciation
Balance at December 31, 2017	$(138,219)
Depreciation expense	(97,185)
Balance at March 31, 2018	$(235,404)

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The following table summarizes the purchase price allocation for our acquisition during the three months ended March 31, 2018:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2018 Revenue(2)	2018 Property Operating Income(3)
Riverside—CA	3/27/18	$6,583,372	$281,736	$6,865,108	$7,185	$2,728

(1)	The allocations noted above are based on a determination of the fair value of the total consideration provided and represent cash paid for the transaction, including capitalized acquisition costs.
(2)	The operating results of the facility acquired above has been included in our consolidated statement of operations since its acquisition date.

(3)             Property operating income excludes corporate general and administrative expenses, asset management fees, depreciation, amortization, and acquisition expenses.

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes, on a pro forma basis, the results of operations of the Company for the three months ended March 31, 2018 and 2017. Such presentation reflects the Company’s acquisitions that occurred during 2018 and 2017, which met the GAAP definition of a business in effect at that time, as if the acquisitions had occurred as of January 1, 2017 and June 1, 2016 (inception), respectively. As the Company’s acquisition that was completed during the three months ended March 31, 2018 did not meet the revised definition of a business, no adjustments for this acquisition have been reflected in the pro forma information below. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Pro forma revenue	$358,104	$306,800
Pro forma operating expenses	(852,316)	(471,820)
Pro forma net loss attributable to common stockholders	(492,374)	(164,407)

The pro forma consolidated financial information for the three months ended March 31, 2018 and 2017 were adjusted to exclude approximately $0 and $6,000, respectively, for acquisition related expenses.

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

March 31, 2018

(Unaudited)

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Dealer Manager Agreement

In connection with our Primary Offering, our Dealer Manager receives a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from sales of Class T shares in the Primary Offering and a dealer manager fee of up to 3.0% of gross proceeds from sales of both Class A shares and Class T shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Dealer Manager does not receive an upfront sales commission or dealer manager fee from sales of Class W shares in the Primary Offering. In addition, our Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares sold in the Primary Offering. Our Dealer Manager also receives an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by the Company with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by the Company with the assistance of our Dealer Manager commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate underwriting compensation paid in our Primary Offering with respect to Class W shares, comprised of the dealer manager servicing fees, equals 9.0% of the gross proceeds from the sale of Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share is redeemed or is no longer outstanding.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Property Management Agreement

From the acquisition of the Jensen Beach Property (on April 11, 2017) through September 30, 2017, our Property Manager contracted with Extra Space for Extra Space to serve as the sub-property manager for the property pursuant to a separate sub-property management agreement. As of October 1, 2017, our Property Manager terminated the sub-property management agreement, and our Property Manager now manages all of our properties directly. In connection with the termination, the property management agreement was amended and we paid Extra Space a termination fee, as described below.

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

Termination of Sub-property Manager

As of October 1, 2017, our Property Manager terminated the sub-property management agreement with Extra Space, and we amended the corresponding property management agreement as described below. In connection with the amendment of the property management agreement, the property-owning subsidiary agreed to pay the termination fee owed by our Property Manager in accordance with its termination of the sub-property management agreement. The aggregate costs incurred in connection with the property management change were approximately $4,000. This amount was included in property operating expenses – affiliates in the consolidated statements of operations for the year ended December 31, 2017.

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

March 31, 2018

(Unaudited)

In connection with the change in our property management agreement, our Jensen Beach Property has been rebranded under the “SmartStop® Self Storage” brand.

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2017 and the three months ended March 31, 2018, as well as any related amounts payable as of December 31, 2017 and March 31, 2018:

	Year Ended December 31, 2017			Three Months Ended March 31, 2018
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$283,322	$278,258	$5,064	$104,246	$93,872	$7,940
Asset management fees	45,471	35,876	9,595	32,563	42,158	-
Property management fees(1)	35,545	26,785	8,760	25,192	33,952	-
Acquisition expenses	187,641	187,641	-	120,092	118,335	1,757
Additional Paid-in Capital
Selling commissions	2,212,286	2,212,286	—	908,136	908,136	-
Dealer Manager fees	797,508	781,825	15,683	307,780	300,057	23,406
Stockholder Servicing Fees and Dealer Manager Servicing Fees(2)	533,108	17,948	515,160	242,499	31,046	726,613
Offering costs	1,581,394	1,548,028	33,366	81,070	117,806	4,129
Total	$5,676,275	$5,088,647	$587,628	$1,821,578	$1,645,362	$763,845

(1)

During the three months ended March 31, 2018 and year ended December 31, 2017, property management fees included $0 and approximately $16,000, respectively, of fees paid to the sub-property manager of the Jensen Beach Property.

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

Tenant Insurance Joint Venture

We offer a tenant insurance plan to customers at our properties pursuant to which, as of October 1, 2017, our Property Manager or an affiliate is entitled to substantially all of the net revenue attributable to the sale of tenant insurance at our properties.

In order to protect the interest of the Property Manager in receiving these tenant insurance revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive the tenant insurance revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such tenant insurance revenue to a newly created joint venture, Strategic Storage TI Services IV JV, LLC (the “TI Joint Venture”), a Delaware limited liability company owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate, SmartStop TI IV, LLC (“SS TI IV”). Under the terms of the TI Joint Venture agreement, dated March 27, 2018, our TRS will receive 0.1% of the net revenues generated from such tenant insurance and SS TI IV will receive the other 99.9% of such net revenues. The TI Joint Venture further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

management agreements or defaults in its material obligations under the TI Joint Venture agreement or undergoes a change of control (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the TI Joint Venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the TI Joint Venture at 95% of fair market value.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% in an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. Through December 31, 2017, neither our Property Manager nor our sub-property manager utilized the Auction Company at our properties. During the three months ended March 31, 2018, we paid approximately $100 in fees to the Auction Company related to our properties. Our properties receive the proceeds from such online auctions.

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

As of March 31, 2018, we have sold approximately 13,600 Class A shares, 4,900 Class T shares and 1,800 Class W shares through our distribution reinvestment plan offering.

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

March 31, 2018

(Unaudited)

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

For the three months ended March 31, 2018 and year ended December 31, 2017, we did not receive any requests for redemptions.

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

Note 7. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below.

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Total revenues	$—	$115,130	$129,427	$230,847	$358,104
Total operating expenses	122,481	405,323	389,360	804,920	952,026
Operating loss	(122,481)	(290,193)	(259,933)	(574,073)	(593,922)
Net loss	(122,481)	(290,193)	(259,933)	(574,073)	(568,747)
Net loss attributable to common stockholders	(119,518)	(283,601)	(256,899)	(570,737)	(566,467)
Net loss per Class A share-basic and diluted	(0.46)	(0.75)	(0.35)	(0.40)	(0.26)
Net loss per Class T share-basic and diluted	—	(0.75)	(0.35)	(0.40)	(0.26)
Net loss per Class W share-basic and diluted	—	(0.75)	(0.35)	(0.40)	(0.26)

Note 8. Declaration of Distributions

         Cash Distribution Declaration

On March 7, 2018, our board of directors declared a daily distribution rate for the second quarter of 2018 of approximately $0.004281 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

commencing on April 1, 2018 and ending June 30, 2018. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 9. Potential Acquisitions

         Surprise Property

       On November 7, 2017 (as amended on March 14, 2018), one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in Surprise, Arizona (the “Surprise Property”). The purchase price for the Surprise Property is approximately $7.8 million, plus closing and acquisition costs.  We expect the acquisition of the Surprise Property to close in the first quarter of 2019 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with a combination of net proceeds from our Offering and/or a credit facility or other debt financing. If we fail to acquire the Surprise Property, in addition to the incurred acquisition costs, we may also forfeit approximately $300,000 in earnest money as a result.

         San Gabriel Property

         On January 4, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in San Gabriel, California (the “San Gabriel Property”). The purchase price for the San Gabriel Property is approximately $13.5 million, plus closing and acquisition costs. We expect the acquisition of the San Gabriel Property to close in the third quarter of 2019 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Offering and/or a credit facility or other debt financing. If we fail to acquire the San Gabriel Property, in addition to the incurred acquisition costs, we may also forfeit approximately $200,000 in earnest money as a result.

       Puyallup Property

       On March 13, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility located in Puyallup, Washington (the “Puyallup Property”). The purchase price for the Puyallup Property is approximately $13.6 million, plus closing and acquisition costs. We expect the acquisition of the Puyallup Property to occur in the second quarter of 2018. We expect to fund such acquisition with net proceeds from our Offering. If we fail to acquire the Puyallup Property, we may also forfeit approximately $300,000 in earnest money as a result.

        Joint Venture with SmartCentres

       In January 2018, a subsidiary of our sponsor entered into two contribution agreements (“Contribution Agreements”) with a subsidiary of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), for two tracts of land located in Brampton, Ontario (the “Brampton Land”) and Vaughan, Ontario (the “Vaughan Land,” and collectively with the Brampton Land, the “Ontario Lots”) in the Greater Toronto Area of Canada. On March 26, 2018, the subsidiary of our sponsor assigned its interest in the two Contribution Agreements to one of our subsidiaries. Upon closing of the Ontario Lots, self storage facilities will be developed on both of the Ontario Lots in a joint venture with SmartCentres.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Upon closing, the Ontario Lots will each be owned by a limited partnership (the “Limited Partnerships”), in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) will each be a 50% limited partner and each have an equal ranking general partner in the Limited Partnerships. It is intended that the Limited Partnerships develop self storage facilities on the Ontario Lots. The value of the Brampton Land and the Vaughan Land to be contributed by SmartCentres to the Limited Partnerships has an agreed upon fair market value of approximately $1.8 million CAD and $3.4 million CAD, respectively. At closing, we will subscribe for 50% of the units in the Brampton and Vaughan Limited Partnerships at an agreed upon subscription price of approximately $0.9 million CAD and $1.7 million CAD, respectively, representing contributions equivalent to 50% of the agreed upon fair market value of each parcel of land. We expect the acquisitions of the Brampton Land and Vaughan Land to close in the third quarter of 2018 and the first quarter of 2019, respectively after the land has been zoned so as to permit the self storage facility. In some circumstances, if we fail to complete the Brampton Land and Vaughan Land acquisition, we may forfeit up to approximately $200,000 CAD and $500,000 CAD, respectively in earnest money.

Note 10.  Subsequent Events

Completed Acquisition

Las Vegas Property

On April 5, 2018, we purchased a self storage facility (the “Las Vegas Property”) located in Las Vegas, Nevada. We acquired the Las Vegas Property from an unaffiliated third party for a purchase price of approximately $9.2 million, plus closing costs which was funded with net proceeds from our Offering.

Potential Acquisitions

Escondido Property

On April 16, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in Escondido, California (the “Escondido Property”). The purchase price for the Escondido Property is approximately $18.0 million, plus closing and acquisition costs. We expect the acquisition of the Escondido Property to close in the second quarter of 2019 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Offering and/or a credit facility or other financing. If we fail to acquire the Escondido Property, in addition to the incurred acquisition costs, we may also forfeit $275,000 in earnest money as a result.

Cary Property

On April 17, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility located in Cary, North Carolina (the “Cary Property”). The purchase price for the Cary Property is approximately $6.4 million, plus closing and acquisition costs. We expect the acquisition of the Cary Property to occur in the second quarter of 2018. We expect to fund such acquisition with net proceeds from our Offering and/or a credit facility or other debt financing. If we fail to acquire the Cary Property, we may also forfeit approximately $150,000 in earnest money as a result.

Houston Portfolio

On April 18, 2018, one of our subsidiaries executed a purchase and sale agreement with unaffiliated third parties for the acquisition of a portfolio of seven self storage facilities located in the greater Houston area of Texas (the “Houston Portfolio”). The purchase price for the Houston Portfolio is approximately $58.5 million, plus closing and acquisition costs.  We expect the acquisition of the Houston Portfolio to close in the third and/or fourth quarter of 2018 and expect to fund the acquisition with net proceeds from our Offering, assumptions of existing loans and other potential future debt financing. If we fail to acquire the Houston Portfolio, we may also forfeit approximately $500,000 in earnest money as a result.

Las Vegas II Property

On May 9, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility located in Las Vegas, Nevada (the “Las Vegas II Property”). The purchase price for the Las Vegas II Property is approximately $12.8 million, plus closing and acquisition costs. We expect the acquisition of the Las Vegas II Property to occur in the second quarter of 2018. We expect to fund such acquisition with net proceeds from our Offering and/or a credit facility or other debt financing.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Pasadena Properties- Termination of Purchase and Sale Agreement

On March 2, 2018, one of our subsidiaries executed a purchase and sale agreement with two unaffiliated third parties for the acquisition of three self storage facilities located near and in Pasadena, Texas (the “Pasadena Properties”). Under the original terms of the Pasadena Properties Purchase Agreement, the Approval Period (as defined therein) would have expired on April 19, 2018, and unless our subsidiary provided the sellers of the Pasadena Properties with a notice to consummate the transaction prior to the expiration of the Approval Period, the Pasadena Properties Purchase Agreement would have automatically terminated at such time. The parties did not agree to any further extension of the Approval Period. Accordingly, on April 19, 2018, the Pasadena Properties Purchase Agreement terminated according to its terms and our initial deposit of $250,000 was returned in full.

Offering Status

As of May 4, 2018, in connection with our Private Offering Transaction and Offering we have issued approximately 1,885,000 Class A shares for gross offering proceeds of approximately $45.5 million, approximately 753,000 Class T shares for gross offering proceeds of approximately $18.2 million and approximately 195,000 Class W shares for gross offering proceeds of approximately $4.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

SmartStop Asset Management, LLC (our “Sponsor”), is the sponsor of our Offering (as defined below). Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor IV, LLC, a Delaware limited liability company (our “Advisor”) and owns 100% of Strategic Storage Property Management IV, LLC, a Delaware limited liability company (our “Property Manager”). See Note 1 of the Notes to the Consolidated Statements contained in this report for further details about our affiliates.

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction”).

On March 17, 2017, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering,”), consisting of three classes of shares: Class A shares for $25.00 per share (up to $450 million in shares), Class T shares for $24.21 per share (up to $450 million in shares), and Class W shares for $22.75 per share (up to $100 million in shares). As of March 31, 2018, we have issued approximately 1,320,000 Class A shares for gross offering proceeds of approximately $32.9 million, approximately 644,000 Class T shares for gross offering proceeds of approximately $15.6 million and approximately 154,000 Class W shares for gross offering proceeds of approximately $3.5 million in our Offering. We intend to invest the net proceeds from the Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada.

As of March 31, 2018, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Florida	1	600	67,000	36.3%	97%	41%
Texas	1	480	60,000	32.5%	93%	53%
California	1	470	57,500	31.2%	97%	6%
	3	1,550	184,500	100%	96%	100%

(1)	Includes all rentable units, consisting of storage units and parking units (approximately 104 units).
(2)	Includes all rentable square feet consisting of storage units and parking units (approximately 29,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of March 31, 2018.
(4)	Represents rental income for all facilities we own in a state divided by our total rental income for the month ended March 31, 2018.

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

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of a property to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values. This guidance requires us to make significant estimates and assumptions, including fair value estimates, which requires the use of significant unobservable inputs as of the acquisition date.

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Because we believe that substantially all of the leases in place at properties we will acquire will be at market rates, as the majority of the leases are month-to-month contracts, we do not expect to allocate any portion of the purchase prices to above or below market leases. We also consider whether in-place, market leases represent an intangible asset. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

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

REIT Qualification

We intend to make an election under Section 856(c) of the Internal Revenue Code of 1986 (the “Code”) to be taxed as a REIT under the Code, commencing with the taxable year ended December 31, 2017.By qualifying as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial condition and results of operations. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Results of Operations

Overview

We derive revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities; and (ii) sales of packing- and storage-related supplies at our storage facilities. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

On March 17, 2017, we commenced our Offering and formal operations. On April 11, 2017, we acquired our first self storage facility located in Florida comprising approximately 600 units and approximately 67,000 rentable square feet.  As of March 31, 2018 and 2017, we owned three and no self storage facilities, respectively. Our operating results for the three months ended March 31, 2018 include full quarter results for two self storage facilities and partial quarter results for one facility acquired during the quarter.

As a result of the timing of our formation, commencement of operations and acquisition of our properties, we believe there is little basis for comparison between the three months ended March 31, 2018 and 2017. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

Total Revenues

Total revenues for the three months ended March 31, 2018 were approximately $358,000 compared to $0 in the prior period. The increase is primarily attributable to the acquisition of our first self storage facility during the second quarter of 2017, our second self storage facility during the fourth quarter of 2017, and our third self storage facility during the first quarter of 2018. We expect total revenues to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2018 were approximately $129,000 compared to $0 in the prior period. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to the acquisition of our first self storage facility during the second quarter of 2017, our second self storage facility during the fourth quarter of 2017, and our third self storage facility during the first quarter of 2018. We expect property operating expenses to increase in the future as our operational activity increases.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2018 were approximately $58,000 compared to $0 in the prior period. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to the acquisition of our first self storage facility during the second quarter of 2017, our second facility during the fourth quarter of 2017, and our third self storage facility during the first quarter of 2018. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 and 2017 were approximately $296,000 and $116,000, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to an increase in legal expenses, transfer agent fees, our Advisor’s payroll related costs, and accounting expenses. We expect general and administrative expenses to increase in the future as our operational activity increases.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2018 were approximately $200,000 compared to $0 in the prior period. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended March 31, 2018 and 2017 were approximately $120,000 and $6,000, respectively. The increase in acquisition expenses primarily relates to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended March 31, 2018 were approximately $150,000 compared to $0 in the prior period. The increase in acquisition expenses primarily relates to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy.  We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Other Income

Other income for the three months ended March 31, 2018 was approximately $25,000 compared to $0 in the prior period. The increase in other income primarily relates to interest income earned during the quarter on cash balances.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Change
Net cash flow provided by (used in):
Operating activities	$(261,433)	$(1,308)	$(260,125)
Investing activities	(7,824,729)	—	(7,824,729)
Financing activities	14,694,386	6,994,637	7,699,749

Cash flows used in operating activities for the three months ended March 31, 2018 and 2017 were approximately $261,000 and $1,000, respectively, a change of approximately $260,000. The change in cash used in our operating activities is primarily the result of an increase in our net loss, adjusted for depreciation and amortization.

Cash flows used in investing activities for the three months ended March 31, 2018 and 2017 were approximately $7.8 million and $0, respectively, a change of approximately $7.8 million. The change in cash used in our investing activities is primarily the result of the acquisition in the first quarter of 2018 as well as deposits made on potential future acquisitions.

Cash flows provided by financing activities for the three months ended March 31, 2018 and 2017 were approximately $14.7 and $7.0 million, respectively, a change of approximately $7.7 million. The change in cash provided by our financing activities is primarily the result of an increase in net proceeds raised from our offering of approximately $8.1 million, partially offset by an increase in cash distributions paid of approximately $0.4 million.

Short-Term Liquidity and Capital Resources

Through March 17, 2017, the date we commenced our Offering, we met our short-term operating liquidity requirements through advances from our Advisor or its affiliates, as we needed to fund our offering costs and operating expenses incurred before our Offering commenced. Currently, we generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds from our Offering, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our advisory agreement with our Advisor.

Distribution Policy

On March 7, 2018, our board of directors declared a daily distribution rate for the second quarter of 2018 of approximately $0.004281 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on April 1, 2018 and continuing on each day thereafter through and including June 30, 2018. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share. Such distributions payable to each stockholder of record will be paid the following month.

Currently, we are making distributions to our stockholders using proceeds from the Offering in anticipation of future cash flow. As such, this reduces the amount of capital we will ultimately invest in properties. Because substantially all of our operations are performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Offering. Though we presently intend to pay only cash distributions, and potentially stock distributions, we are authorized by our charter to pay in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

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

Distributions are paid to our stockholders as of the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares, Class T Shares and Class W Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees and distributions of Class W Shares will likely be lower than distributions on Class A Shares because Class W Shares are subject to the ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Distributions paid in cash — common stockholders	$419,331		$54,031
Distributions paid in cash — Operating Partnership unitholders	4,004		1,332
Distributions reinvested	291,645		-
Total distributions	$714,980		$55,363
Source of distributions
Cash flows provided by operations	$—	0%	$—	0%
Proceeds from the Offering and the Private Offering Transaction	423,335	59.2%	55,363	100.0%
Offering proceeds from distribution reinvestment plan	291,645	40.8%	-	0.0%
Total sources	$714,980	100.0%	$55,363	100.0%

From our inception through March 31, 2018, we paid cumulative distributions of approximately $1.9 million, as compared to cumulative net loss attributable to our common stockholders of approximately $1.8 million. For the three months ended March 31, 2018, we paid distributions of approximately $715,000, as compared to a net loss attributable to our common stockholders of approximately $566,000. Net loss attributable to our common stockholders for the three months ended March 31, 2018 reflects non-cash depreciation and amortization of approximately $200,000, and acquisition related expenses of approximately $270,000. Cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $485,000, and acquisition related expenses of approximately $695,000.

For the three months ended March 31, 2017, we paid total distributions of approximately $55,000. From our commencement of paying cash distributions on our common shares in February 2017, distributions were paid solely from proceeds of our Primary Offering and Private Offering Transaction.

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

We have not been able to and may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock in the Offering. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Indebtedness

As of March 31, 2018 and December 31, 2017, we did not have any third-party indebtedness.

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

Seasonality

We believe that we will experience minor seasonal fluctuations in the occupancy levels of our facilities which we believe will be slightly higher over the summer months due to increased moving activity.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of the prospectus contained in our registration statement. With the exception of the risk factors set forth below, there have been no material changes from the risk factors set forth in such prospectus.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2018.

We incurred a net loss attributable to common stockholders of approximately $566,000 for the three months ended March 31, 2018. Our accumulated deficit was approximately $1.8 million as of March 31, 2018. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)

On March 17, 2017, our Offering (SEC File No. 333-212639) of up to $1.0 billion in shares of our common stock in our primary offering was declared effective by the SEC, consisting of three classes of shares: Class A shares for $25.00 per share (up to $450 million in shares), Class T shares for $24.21 per share (up to $450 million in shares), and Class W shares for $22.75 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $23.75 per share for Class A shares, $23.00 per share for Class T shares and $22.75 per share for Class W shares. As of March 31, 2018, we had sold approximately 1,320,000 Class A shares for gross offering proceeds of approximately $32.9 million, approximately 644,000 Class T shares for gross offering proceeds of approximately $15.6 million and approximately 154,000 Class W shares for gross offering proceeds of approximately $3.5 million pursuant to our Primary Offering and had sold approximately 360,577 Class A Shares in the Private Offering Transaction for gross proceeds of approximately $7.5 million. In conjunction with the Private Offering Transaction and the Primary Offering, we have incurred approximately $5.0 million in sales commissions and dealer manager fees (of which approximately $3.6 million was re-allowed to a third party broker-dealer), and approximately $2.6 million in organization and offering costs.

With the net offering proceeds of the Offering, we acquired approximately $19.8 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. Since inception, we have not received any redemption requests nor have we redeemed any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
(a)	During the first quarter of 2018, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.
(b)	During the first quarter of 2018, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed on April 13, 2018, Commission File No. 333-212639

10.1	Escondido Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on April 19, 2018, Commission File No. 333-212639

10.2	Houston Portfolio Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 24, 2018, Commission File No. 333-212639

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Trust IV, Inc. financial information for the quarter ended March 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST IV, INC. (Registrant)
Dated: May 9, 2018	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)