Form 10-Q
period 2018-06-30
Strategic Storage Trust IV, Inc.
filed 2018-08-13
CIK 1680232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2018, there were 2,401,418 outstanding shares of Class A common stock, 1,079,217 outstanding shares of Class T common stock and 256,571 outstanding shares of Class W common stock of the registrant.

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

           The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Our results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Real estate facilities:
Land	$8,413,652	$1,713,976
Buildings	30,067,217	9,614,412
Site improvements	2,356,904	1,011,151
	40,837,773	12,339,539
Accumulated depreciation	(462,963)	(138,219)
Real estate facilities, net	40,374,810	12,201,320
Cash and cash equivalents	22,978,010	21,929,125
Other assets, net	4,960,537	1,221,753
Intangible assets, net of accumulated amortization	1,399,211	451,889
Total assets	$69,712,568	$35,804,087
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$1,100,185	$301,273
Due to affiliates	1,293,554	587,628
Distributions payable	404,082	216,415
Total liabilities	2,797,821	1,105,316
Commitments and contingencies (Note 6)
Redeemable common stock	903,405	183,420
Equity:
Strategic Storage Trust IV, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Class A Common stock, $0.001 par value; 315,000,000 shares authorized; 2,236,197 and 1,253,576 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2,236	1,254
Class T Common stock, $0.001 par value; 315,000,000 shares authorized; 933,922 and 426,228 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	934	426
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 245,905 and 110,646 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	246	111
Additional paid-in capital	71,607,361	36,653,000
Distributions	(2,977,171)	(1,079,785)
Accumulated deficit	(2,751,417)	(1,230,755)
Accumulated other comprehensive loss	(29,992)	—
Total Strategic Storage Trust IV, Inc. equity	65,852,197	34,344,251
Noncontrolling interests in our Operating Partnership	159,145	171,100
Total equity	66,011,342	34,515,351
Total liabilities and equity	$69,712,568	$35,804,087

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Self storage rental revenue	$819,874	$115,046	$1,177,122	$115,046
Ancillary operating revenue	4,239	84	5,095	84
Total revenues	824,113	115,130	1,182,217	115,130
Operating expenses:
Property operating expenses	260,106	59,833	388,721	59,833
Property operating expenses – affiliates	129,166	16,916	186,921	16,916
General and administrative	503,979	179,467	799,552	294,882
Depreciation	233,605	36,834	331,439	36,834
Intangible amortization expense	251,286	38,877	353,519	38,877
Acquisition expense – affiliates	178,994	42,036	299,086	48,136
Other property acquisition expenses	319,876	31,360	469,800	32,326
Total operating expenses	1,877,012	405,323	2,829,038	527,804
Operating loss	(1,052,899)	(290,193)	(1,646,821)	(412,674)
Other income	95,914	—	121,089	—
Net loss	(956,985)	(290,193)	(1,525,732)	(412,674)
Net loss attributable to the noncontrolling interests in our Operating Partnership	2,790	6,592	5,070	9,555
Net loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(954,195)	$(283,601)	$(1,520,662)	$(403,119)
Net loss per Class A share—basic and diluted	$(0.32)	$(0.75)	$(0.59)	$(1.24)
Net loss per Class T share—basic and diluted	$(0.32)	$(0.75)	$(0.59)	$(1.24)
Net loss per Class W share—basic and diluted	$(0.32)	$(0.75)	$(0.59)	$(1.24)
Weighted average Class A shares outstanding—basic and diluted	1,964,622	374,131	1,729,367	321,303
Weighted average Class T shares outstanding—basic and diluted	795,291	660	668,298	330
Weighted average Class W shares outstanding—basic and diluted	199,087	5,737	167,157	2,868

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(956,985)	$(290,193)	$(1,525,732)	$(412,674)
Other comprehensive loss:
Foreign currency translation adjustment	(16,621)	-	(29,992)	-
Comprehensive loss	(973,606)	(290,193)	(1,555,724)	(412,674)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	2,836	-	5,170	-
Comprehensive loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(970,770)	$(290,193)	$(1,550,554)	$(412,674)

See notes to consolidated financial statements.

Strategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Strategic Storage Trust IV, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2017	1,253,576	$1,254	426,228	$426	110,646	$111	$36,653,000	$(1,079,785)	$(1,230,755)	$—	$34,344,251	$171,100	$34,515,351	$183,420
Gross proceeds from issuance of common stock	962,551	962	499,352	500	132,977	133	39,129,774	—	—	—	39,131,369	—	39,131,369	—
Offering costs	—	—	—	—	—	—	(4,175,383)	—	—	—	(4,175,383)	—	(4,175,383)	—
Changes to redeemable common stock	—	—	—	—	—	—	(719,985)	—	—	—	(719,985)	—	(719,985)	719,985
Distributions	—	—	—	—	—	—	—	(1,897,386)	—	—	(1,897,386)	—	(1,897,386)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(6,885)	(6,885)	—
Issuance of shares for distribution reinvestment plan	20,070	20	8,342	8	2,282	2	719,955	—	—	—	719,985	—	719,985	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(1,520,662)	—	(1,520,662)	—	(1,520,662)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(5,070)	(5,070)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(29,992)	(29,992)	—	(29,992)	—
Balance as of June 30, 2018	2,236,197	$2,236	933,922	$934	245,905	$246	$71,607,361	$(2,977,171)	$(2,751,417)	$(29,992)	$65,852,197	$159,145	$66,011,342	$903,405

See notes to consolidated financial statements.

STrategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,525,732)	$(412,674)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	684,958	75,711
Increase (decrease) in cash and cash equivalents from change in assets and liabilities:
Other assets, net	(723,600)	(608,459)
Accounts payable and accrued liabilities	287,635	94,854
Due to affiliates	51,000	75,971
Net cash used in operating activities	(1,225,739)	(774,597)
Cash flows from investing activities:
Purchase of real estate	(29,684,794)	(4,950,724)
Additions to real estate	(114,281)	—
Deposits on acquisitions of real estate	(3,610,313)	—
Return of deposits on acquisitions of real estate	650,000	—
Net cash used in investing activities	(32,759,388)	(4,950,724)
Cash flows from financing activities:
Gross proceeds from issuance of common stock	39,531,145	9,840,741
Offering costs	(3,421,958)	(2,013,084)
Distributions paid to common stockholders	(989,117)	(196,981)
Distributions paid to noncontrolling interest in our Operating Partnership	(7,502)	(4,832)
Prepaid debt issuance costs	(78,556)	—
Net cash provided by financing activities	35,034,012	7,625,844
Net change in cash and cash equivalents	1,048,885	1,900,523
Cash and cash equivalents, beginning of period	21,929,125	201,000
Cash and cash equivalents, end of period	$22,978,010	$2,101,523
Supplemental disclosures and non-cash transactions:
Proceeds from issuance of common stock in other assets	$130,000	$166,250
Offering costs included in due to affiliates	$758,244	$278,718
Offering costs included in accounts payable and accrued liabilities	$126,292	$200,003
Distributions payable	$404,082	$53,568
Issuance of shares pursuant to distribution reinvestment plan	$719,985	$436
Foreign currency translation adjustment in other assets	$29,992	$—
Other assets included in accrued expenses	$80,939	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction”). Due to the proceeds raised in our Private Offering Transaction, there was not a minimum number of shares we needed to sell before accepting subscriptions for the Primary Offering. On March 17, 2017 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective and we commenced formal operations. As of June 30, 2018, approximately 1,876,000 Class A shares for gross offering proceeds of approximately $46.7 million, approximately 934,000 Class T shares for gross offering proceeds of approximately $22.5 million and approximately 246,000 Class W shares for gross offering proceeds of approximately $5.6 million had been sold in the Offering. We intend to invest the net proceeds from the Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of June 30, 2018, we owned five properties located in five states (California, Florida, Nevada, Texas and Washington).

Our operating partnership, Strategic Storage Operating Partnership IV, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on June 2, 2016. On June 15, 2016, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 (8,889 partnership units) and on June 15, 2016, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of June 30, 2018, we owned approximately 99.7% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.3% of the common units are owned by our Advisor.

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

June 30, 2018

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

Our Sponsor owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our transfer agent (our “Transfer Agent”). On May 31, 2018, the Company executed an agreement (the “Transfer Agent Agreement”), with our Transfer Agent to provide transfer agent and registrar services to us that are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. Please see Note 5 – Related Party Transactions – Transfer Agent Agreement.

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

June 30, 2018

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

As of June 30, 2018 and December 31, 2017, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than two joint ventures, which are accounted for under the equity method of accounting.  Please see Note 9 – Joint Ventures with SmartCentres. Other than the SmartCentres joint ventures, we do not currently have any relationships with unconsolidated entities or financial partnerships.

Under the equity method, our investments in real estate joint ventures will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate joint ventures will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated real estate joint ventures.

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

June 30, 2018

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $1.3 million and $600,000 in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. We adopted this ASU on January 1, 2018. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the six months ended June 30, 2018, we acquired three properties that did not meet the revised definition of a business, and we capitalized approximately $105,000 of acquisition-related transaction costs that would have otherwise been expensed under the guidance in effect prior to January 1, 2018.

During the three and six months ended June 30, 2018, we expensed approximately $500,000 and $770,000, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the six months ended June 30, 2018 and 2017, no impairment losses were recognized.

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

June 30, 2018

(Unaudited)

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of June 30, 2018, the gross amounts allocated to in-place lease intangibles was approximately $1.9 million and accumulated amortization of in-place lease intangibles totaled approximately $500,000.  As of December 31, 2017, the gross amounts allocated to in-place lease intangibles were approximately $600,000 and accumulated amortization of in-place lease intangibles totaled approximately $150,000.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2018, and 2019 is approximately $600,000 and $800,000, respectively, and none for the years thereafter.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

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

Organization and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor will fund, and will not be reimbursed for, 1.15% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we will recognize as a capital contribution from our Advisor. Organization and offering costs funded by our Advisor are recognized as a liability in our consolidated financial statements as of June 30, 2018 and December 31, 2017, as we had a present responsibility to reimburse our Advisor after the Effective Date of the Primary Offering. Our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

June 30, 2018

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

For the six months ended June 30, 2018 and year ended December 31, 2017, we did not receive any requests for redemptions.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

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

June 30, 2018

(Unaudited)

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

We had no assets or liabilities that required fair value measurement on a recurring basis as of June 30, 2018 and December 31, 2017.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented is computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock.  Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. For all periods presented the dilutive effect of unrestricted stock was not included in the diluted weighted average shares as such shares were antidilutive.

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2018:

Real estate facilities
Balance at December 31, 2017	$12,339,539
Facility acquisitions	28,383,953
Improvements and additions	114,281
Balance at June 30, 2018	$40,837,773
Accumulated depreciation
Balance at December 31, 2017	$(138,219)
Depreciation expense	(324,744)
Balance at June 30, 2018	$(462,963)

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

The following table summarizes the purchase price allocation for our acquisitions during the six months ended June 30, 2018:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2018 Revenue(2)	2018 Property Operating Income (2) (3)
Riverside-- CA	3/27/18	$6,583,372	$281,736	$6,865,108	$170,264	$86,326
Las Vegas I--NV	4/05/18	$8,841,728	$346,682	$9,188,410	$170,696	$115,311
Puyallup--WA	5/22/18	$12,958,853	$672,423	$13,631,276	$130,905	$96,482
		$28,383,953	$1,300,841	$29,684,794	$471,865	$298,119

(1)	The allocations noted above are based on a determination of the fair value of the total consideration provided and represent cash paid for the transaction, including capitalized acquisition costs.

The operating results of the facilities acquired above have been included in our consolidated statement of operations since their respective acquisition dates.

(2)The operating results of the facilities acquired above have been included in our consolidated statement of operations since their respective acquisition dates.

(3)             Property operating income excludes corporate general and administrative expenses, asset management fees, depreciation, amortization, and acquisition expenses.

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes, on a pro forma basis, the results of operations of the Company for the six months ended June 30, 2018 and 2017. Such presentation reflects the Company’s acquisitions that occurred during 2018 and 2017, which met the GAAP definition of a business in effect at that time, as if the acquisitions had occurred as of January 1, 2017 and June 1, 2016 (inception), respectively. As the Company’s acquisitions that were completed during the six months ended June 30, 2018 did not meet the revised definition of a business, no adjustments for these acquisitions have been reflected in the pro forma information below. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	For the six months ended
	June 30, 2018	June 30, 2017
Pro forma revenue	$1,182,217	$617,983
Pro forma operating expenses	(2,629,618)	(1,066,042)
Pro forma net loss attributable to common stockholders	(1,322,413)	(446,851)

The pro forma consolidated financial information for the six months ended June 30, 2018 and 2017 were adjusted to exclude approximately $0 and $48,000, respectively, for acquisition related expenses.

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

June 30, 2018

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

June 30, 2018

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Property Management Agreement

From the acquisition of the Jensen Beach Property (on April 11, 2017) through September 30, 2017, our Property Manager contracted with Extra Space for Extra Space to serve as the sub-property manager for the property pursuant to a separate sub-property management agreement. As of October 1, 2017, our Property Manager terminated the sub-property management agreement, and our Property Manager now manages all of our properties directly. In connection with the termination, the property management agreement was amended and we paid Extra Space a termination fee.

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

All our properties are operated under the “SmartStop® Self Storage” brand.

Transfer Agent Agreement

Our Sponsor is the owner and manager of our Transfer Agent, which is a registered transfer agent with the SEC. Effective in June 2018, our Transfer Agent processes our subscription agreements and certain other forms directly, as well as provides customer service to our stockholders. These services include, among other things, processing payment of any sales commission and dealer manager fees associated with a particular purchase, as well as processing the distributions and any servicing fees with respect to our shares. Additionally, our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. We believe that our Transfer Agent, through its knowledge and understanding of the direct participation program industry which includes non-traded REITs, is particularly suited to provide us with transfer agent and registrar services. Our Transfer Agent also conducts transfer agent and registrar services for other non-traded REITs sponsored by our Sponsor.

It is the duty of our board of directors to evaluate the performance of our Transfer Agent. In connection with the engagement of our Transfer Agent, we paid a one-time initial setup fee. In addition, the other fees to be paid to our Transfer Agent are based on a fixed quarterly fee, one-time account setup fees and monthly open account fees. In addition, we will reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we will pay our Transfer Agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

The initial term of the Transfer Agent Agreement is three years, which term will be automatically renewed for one year successive terms, but either party may terminate the Transfer Agent Agreement upon 90 days’ prior written notice. In the event that we terminate the Transfer Agent Agreement, other than for cause, we will pay our transfer agent all amounts that would have otherwise accrued during the remaining term of the Transfer Agent Agreement; provided, however, that when calculating the remaining months in the term for such purposes, such term is deemed to be a 12 month period starting from the date of the most recent annual anniversary date.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2017 and the six months ended June 30, 2018, as well as any related amounts payable as of December 31, 2017 and June 30, 2018:

	Year Ended December 31, 2017			Six Months Ended June 30, 2018
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$283,322	$278,258	$5,064	$291,522	$267,137	$29,449
Asset management fees	45,471	35,876	9,595	113,654	117,958	5,291
Property management fees(1)	35,545	26,785	8,760	73,267	82,027	-
Transfer Agent expenses	-	-	—	58,172	50,000	8,172
Acquisition expenses	187,641	187,641	-	299,086	267,576	31,510
Additional Paid-in Capital
Selling commissions	2,212,286	2,212,286	—	2,121,065	2,017,226	103,839
Dealer Manager fees	797,508	781,825	15,683	715,301	697,940	33,044
Stockholder Servicing Fees and Dealer Manager Servicing Fees(2)	533,108	17,948	515,160	634,952	76,212	1,073,900
Offering costs	1,581,394	1,548,028	33,366	213,807	238,824	8,349
Total	$5,676,275	$5,088,647	$587,628	$4,520,826	$3,814,900	$1,293,554

(1)	During the six months ended June 30, 2018 and year ended December 31, 2017, property management fees included $0 and approximately $16,000, respectively, of fees paid to the sub-property manager.
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

In order to protect the interest of the Property Manager in receiving these tenant insurance revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive the tenant insurance revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such tenant insurance revenue to a newly created joint venture, Strategic Storage TI Services IV JV, LLC (the “TI Joint Venture”), a Delaware limited liability company owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate, SmartStop TI IV, LLC (“SS TI IV”). Under the terms of the TI Joint Venture Agreement, dated March 27, 2018, our TRS will receive 0.1% of the net revenues generated from such tenant insurance and SS TI IV will receive the other 99.9% of such net revenues. The TI Joint Venture further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the TI Joint Venture agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the TI Joint Venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the TI Joint Venture at 95% of fair market value.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% in an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. Through December 31, 2017, neither our Property Manager nor our sub-property manager utilized the Auction Company at our properties. During the three and six months ended June 30, 2018, we paid approximately $50 and approximately $150, respectively in fees to the Auction Company related to our properties. Our properties receive the proceeds from such online auctions.

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

As of June 30, 2018, we have sold approximately 25,000 Class A shares, 10,000 Class T shares and 3,000 Class W shares through our distribution reinvestment plan offering.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

For the six months ended June 30, 2018 and year ended December 31, 2017, we did not receive any requests for redemptions.

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

Note 7. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below.

	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Total revenues	$115,130	$129,427	$230,847	$358,104	$824,113
Total operating expenses	405,323	389,360	804,920	952,026	1,877,012
Operating loss	(290,193)	(259,933)	(574,073)	(593,922)	(1,052,899)
Net loss	(290,193)	(259,933)	(574,073)	(568,747)	(956,985)
Net loss attributable to common stockholders	(283,601)	(256,899)	(570,737)	(566,467)	(954,195)
Net loss per Class A share-basic and diluted	(0.75)	(0.35)	(0.40)	(0.26)	(0.32)
Net loss per Class T share-basic and diluted	(0.75)	(0.35)	(0.40)	(0.26)	(0.32)
Net loss per Class W share-basic and diluted	(0.75)	(0.35)	(0.40)	(0.26)	(0.32)

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Note 8. Declaration of Distributions

         Cash Distribution Declaration

On June 12, 2018, our board of directors declared a daily distribution rate for the third quarter of 2018 of approximately $0.004281 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on July 1, 2018 and ending September 30, 2018. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 9. Potential Acquisitions

        Surprise Property

       On November 7, 2017 (as amended on March 14, 2018), one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in Surprise, Arizona (the “Surprise Property”). The purchase price for the Surprise Property is approximately $7.8 million, plus closing and acquisition costs.  We expect the acquisition of the Surprise Property to close in the first half of 2019 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with a combination of net proceeds from our Offering and/or potential debt financing. If we fail to acquire the Surprise Property, in addition to the incurred acquisition costs, we may also forfeit approximately $300,000 in earnest money as a result.

        San Gabriel Property

         On January 4, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in San Gabriel, California (the “San Gabriel Property”). The purchase price for the San Gabriel Property is approximately $13.5 million, plus closing and acquisition costs. We expect the acquisition of the San Gabriel Property to close in the second half of 2019 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Offering and/or  potential debt financing. If we fail to acquire the San Gabriel Property, in addition to the incurred acquisition costs, we may also forfeit approximately $200,000 in earnest money as a result.

       Joint Ventures with SmartCentres

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

      Upon closing, the Ontario Lots will each be owned by a limited partnership (the “Limited Partnerships”), in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) will each be a 50% limited partner and each have an equal ranking general partner in the Limited Partnerships.  On June 6, 2018, we (through our subsidiaries) and SmartCentres (through its subsidiaries) entered into Initial Limited Partnership Agreements for each joint venture. It is intended that the Limited Partnerships develop self storage facilities on the Ontario Lots. The value of the Brampton Land and the Vaughan Land to be contributed by SmartCentres to the Limited Partnerships has an agreed upon fair market value of approximately $1.8 million CAD and $3.4 million CAD, respectively. At closing, we (through our subsidiaries) will subscribe for 50% of the units in the Brampton and Vaughan Limited Partnerships at an agreed upon subscription price of approximately $0.9 million CAD and $1.7 million CAD, respectively, representing contributions equivalent to 50% of the agreed upon fair market value of each parcel of land. We expect the acquisitions of the Brampton Land and Vaughan Land to close in the fourth quarter of 2018 and the first quarter of 2019, respectively after the land has been zoned so as to permit the self storage

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

facilities. In some circumstances, if we fail to complete the Brampton Land and Vaughan Land acquisition, we may forfeit up to approximately $200,000 CAD and $500,000 CAD, respectively in earnest money.

       Escondido Property

        On April 16, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in Escondido, California (the “Escondido Property”). The purchase price for the Escondido Property is approximately $18.0 million, plus closing and acquisition costs. We expect the acquisition of the Escondido Property to close in the second half of 2019 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Offering and/or potential debt financing. If we fail to acquire the Escondido Property, in addition to the incurred acquisition costs, we may also forfeit $750,000 in earnest money as a result.

Houston Portfolio

        On April 18, 2018, one of our subsidiaries executed a purchase and sale agreement with unaffiliated third parties for the acquisition of a portfolio of seven self storage facilities located in the greater Houston area of Texas (the “Houston Portfolio”). The purchase price for the Houston Portfolio is approximately $58.5 million, plus closing and acquisition costs.  We expect the acquisition of the Houston Portfolio to close in the third and/or fourth quarter of 2018 and expect to fund the acquisition with net proceeds from our Offering, assumptions of existing loans and a draw on the KeyBank Term Loan. If we fail to acquire the Houston Portfolio, we may also forfeit approximately $1,000,000 in earnest money as a result.

Cary Property- Termination of Purchase and Sale Agreement

        On April 17, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility located in Cary, North Carolina (the “Cary Property”). Under the original terms of the Cary Property Purchase Agreement and First Amendment thereto, the Approval Period (as defined therein) would have expired on June 11, 2018, and unless our subsidiary provided the seller of the Cary Property with a notice to consummate the transaction prior to the expiration of the Approval Period, the Cary Property Purchase Agreement would have automatically terminated at such time. The parties did not agree to any further extension of the Approval Period. Accordingly, on June 11, 2018, the Cary Property Purchase Agreement terminated according to its terms and our initial deposit of $150,000 was returned in full.

Note 10.  Subsequent Events

Completed Acquisitions

Las Vegas II Property

       On July 18, 2018, we purchased a self storage facility (the “Las Vegas II Property”) located in Las Vegas, Nevada. We acquired the Las Vegas Property from an unaffiliated third party for a purchase price of approximately $12.8 million, plus closing costs which was funded with net proceeds from our Offering.

Naples Property

         On August 1, 2018, we purchased a self storage facility (the “Naples Property”) located in Naples, Florida. We acquired the Naples Property from an unaffiliated third party for a purchase price of approximately $27.3 million, plus closing costs which was funded with net proceeds from our Offering and a draw on the KeyBank  Term Loan.

KeyBank Term Loan

         On July 31, 2018, we, through six special purpose entities (collectively, the “Borrower”) wholly owned by our Operating Partnership, entered into a credit agreement (the “Credit Agreement”) with KeyBank, National Association (“KeyBank”), as administrative agent and KeyBanc Capital Markets, LLC, as sole book runner and sole lead arranger.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

      Under the terms of the Credit Agreement, the Borrower has a maximum borrowing capacity of $70 million (the “KeyBank Credit Facility”). However, certain financial requirements with respect to both the Borrower and the “Pool” of “Mortgaged Properties” (as each term is defined in the Credit Agreement) must be satisfied prior to making any drawdowns on the KeyBank Credit Facility in accordance with the Credit Agreement. In order to finance a portion of the Naples Property acquisition, the Borrower, through six special purposes entities, borrowed $17 million on the KeyBank Credit Facility. Accordingly, the Borrower is currently able to borrow approximately an additional $16 million under the KeyBank Credit Facility and remain in compliance with the financial requirements. Prior to October 31, 2018, additional properties may be added to the Pool of Mortgaged Properties, pursuant to the terms of the Credit Agreement, which may allow the Borrower to borrow up to the maximum capacity of $70 million and remain in compliance with the financial requirements. After October 31, 2018, the maximum borrowing capacity of the KeyBank Credit Facility shall be reduced by the amount of the undrawn commitments as of that date. It is anticipated that the KeyBank Credit Facility will be used by the Borrower to fund future self storage property acquisitions in accordance with the Credit Agreement.

      The KeyBank Credit Facility is a term loan that has a maturity date of July 31, 2019, which may, in certain circumstances, be extended at the option of the Borrower until July 31, 2020. In general, payments due under the KeyBank Credit Facility are interest-only.

       The amounts outstanding under the KeyBank Credit Facility bear interest based on the type of borrowing, which are either “ABR” or “Eurodollar” (as each term is defined in the Credit Agreement) at our election, and whether the Principal Reduction Conditions have been satisfied.

       We and the Borrower, on a consolidated basis, must at all times comply with the following financial covenants: (i) a total leverage ratio no greater than 65%; and (ii) a tangible net worth not less than the Base Amount, plus 85% of the net equity proceeds received by us after the effective date. The Pool of Mortgaged Properties shall at all times comply with the following covenants: (i) Maximum Pool loan to value ratio not greater than 60%; (ii) prior to October 31, 2018, a debt service coverage ratio of not less than 1.20:1.00; and (iii) from and after October 31, 2018, a debt service coverage ratio of not less than 1.35:1.00. If the Borrower does not meet certain other quarterly debt service coverage ratios, the Borrower may be required either to fund certain amounts into an account held by KeyBank, as administrative agent as additional collateral or to make certain prepayments, as set forth in the Credit Agreement.

Escondido Preferred Equity Investment

      On July 31, 2018, one of our subsidiaries made a preferred equity investment of approximately $2.5 million in the entity that is developing the Escondido Property. Such investment will be redeemed upon purchase of the completed property and has a preferred return of 8% to be paid quarterly, with an additional 4% preferred return to be paid upon closing of the property.

Potential Acquisitions

       Mission Viejo Land On July 25, 2018, a subsidiary of our Sponsor assigned its interest in a real estate contract to purchase vacant land in Mission Viejo, California (the “Mission Viejo Land’) to one of our subsidiaries. The purchase price for the Mission Viejo Land is approximately $4.3 million, plus closing and acquisition costs. We expect the acquisition of the Mission Viejo Land to close in the third quarter of 2018. Subsequent to the acquisition of the Mission Viejo Land, the land will be developed into a self storage facility (the “Mission Viejo Property”). If we fail to acquire the Mission Viejo Land, we may also forfeit approximately $100,000 in earnest money as a result.

Offering Status

As of August 3, 2018, in connection with our Private Offering Transaction and Offering we have issued approximately 2,400,000 Class A shares for gross offering proceeds of approximately $58.4 million, approximately 1,079,000 Class T shares for gross offering proceeds of approximately $26.1 million and approximately 257,000 Class W shares for gross offering proceeds of approximately $5.8 million.

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

SmartStop Asset Management, LLC (our “Sponsor”), is the sponsor of our Offering (as defined below). Our Sponsor owns 97.5% of the economic interests (and 100% of the voting membership interests) of Strategic Storage Advisor IV, LLC, a Delaware limited liability company (our “Advisor”), 100% of Strategic Storage Property Management IV, LLC, a Delaware limited liability company (our “Property Manager”) and 100% of Strategic Transfer Agent Services, LLC, a Delaware limited liability company (our “Transfer Agent”). See Note 1 of the Notes to the Consolidated Statements contained in this report for further details about our affiliates.

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction”).

On March 17, 2017, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering,”), consisting of three classes of shares: Class A shares for $25.00 per share (up to $450 million in shares), Class T shares for $24.21 per share (up to $450 million in shares), and Class W shares for $22.75 per share (up to $100 million in shares). As of June 30, 2018, we have issued approximately 1,876,000 Class A shares for gross offering proceeds of approximately $46.7 million, approximately 934,000 Class T shares for gross offering proceeds of approximately $22.5 million and approximately 246,000 Class W shares for gross offering proceeds of approximately $5.6 million in our Offering. We intend to invest the net proceeds from the Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada.

As of June 30, 2018, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
Florida	1	600	67,000	19.9%	95%	16%
Texas	1	480	60,000	17.8%	95%	20%
California	1	470	57,500	17.0%	94%	16%
Nevada	1	580	55,000	16.3%	98%	18%
Washington	1	830	98,000	29.0%	88%	30%
	5	2,960	337,500	100%	94%	100%

(1)	Includes all rentable units, consisting of storage units and parking units (approximately 150 units).
(2)	Includes all rentable square feet consisting of storage units and parking units (approximately 42,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of June 30, 2018.
(4)	Represents rental income for all facilities we own in a state divided by our total rental income for the month ended June 30, 2018.

Critical Accounting Policies

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”) in the U.S. Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Following is a discussion of the estimates and assumptions used in setting accounting policies that we consider critical in the presentation of our financial statements. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the dates of the financial statements and our reported amounts of revenue and expenses during the period covered by this report. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

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

On March 17, 2017, we commenced our Offering and formal operations. On April 11, 2017, we acquired our first self storage facility located in Florida.  As of June 30, 2018 and 2017, we owned five and one self storage facilities, respectively.

Our operating results for the three months ended June 30, 2017 include partial quarter results for our first facility acquired during the quarter. Our operating results for the three months ended June 30, 2018 include full quarter results for three self storage facilities and partial quarter results for two facilities acquired during the quarter.

Our operating results for the six months ended June 30, 2017 include partial quarter results for our first facility acquired during the period.  Our operating results for the six months ended June 30, 2018 include full six-month results for two self storage facilities acquired during 2017 and partial quarter results for one facility acquired in the first quarter of 2018 and two facilities acquired in the second quarter of 2018.

As a result of the timing of the acquisitions of our properties, we believe there is little basis for comparison between the three and six months ended June 30, 2018 and 2017. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

Total Revenues

Total revenues for the three months ended June 30, 2018 and 2017 were approximately $824,000 and $115,000, respectively. The increase in total revenues is primarily attributable to a full quarter of operations for three properties and a partial quarter of operations for two properties in the second quarter of 2018, compared to a partial quarter of operations for one property in the second quarter of 2017. We expect total revenues to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2018 and 2017 were approximately $260,000 and $60,000, respectively.  Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full quarter of operations for three properties and a partial quarter of operations for two properties in the second quarter of 2018, compared to a partial quarter of operations for one property in the second quarter of 2017. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2018 and 2017 were approximately $129,000 and $17,000, respectively.  Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full quarter of operations for three properties and a partial quarter of operations for two properties in the second quarter of 2018, compared to a partial quarter of operations for one property in the second quarter of 2017.  We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 and 2017 were approximately $504,000 and $179,000, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to an increase in legal expenses, our Advisor’s payroll related costs, transfer agent fees related to the increase in  proceeds from our Offering and the initial set-up fee paid to our Transfer Agent, and professional expenses which is commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2018 and 2017 were approximately $485,000 and $76,000, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full quarter of operations for three properties and a partial quarter of operations for two properties in the second quarter of 2018, compared to a partial quarter of operations for one property in the second quarter of 2017. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended June 30, 2018 and 2017 were approximately $179,000 and $42,000 respectively. The increase in acquisition expenses primarily relates to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended June 30, 2018 and 2017 were approximately $320,000 and $31,000 respectively. The increase in acquisition expenses primarily relates to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy.  We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Other Income

Other income for the three months ended June 30, 2018 and 2017 was approximately $96,000 and $0, respectively. The increase in other income primarily relates to interest income earned during the three months ended June 30, 2018 on cash balances.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

Total Revenues

Total revenues for the six months ended June 30, 2018 and 2017 were approximately $1,182,000 and $115,000, respectively. The increase in total revenues is primarily attributable to a full six months of operations for two properties and partial period of operations for three properties in the six months ended June 30, 2018, compared to a partial period of operations for one property in the six months ended June 30, 2017. We expect total revenues to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2018 and 2017 were approximately $389,000 and $60,000, respectively.  Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full six months of operations for two properties and a partial period of operations for three properties in the six months ended June 30, 2018, compared to a partial period of operations for one property in the six months ended June 30, 2017. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2018 and 2017 were approximately $187,000 and $17,000, respectively.  Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full six months of operations for two properties and a partial period of operations for three properties in the six months ended June 30, 2018, compared to a partial period of operations for one property in the six months ended June 30, 2017.  We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018 and 2017 were approximately $800,000 and $295,000, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to an increase in legal expenses, our Advisor’s payroll related costs, transfer agent fees related to the increase in proceeds from our Offering and the initial set-up fee paid to our Transfer Agent, professional expenses, and accounting expenses which is commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2018 and 2017 were approximately $685,000 and $76,000, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full six months of operations for two properties and a partial period of operations for three properties in the six months ended June 30, 2018, compared to a partial period of operations for one property in the six months ended June 30, 2017. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the six months ended June 30, 2018 and 2017 were approximately $299,000 and $48,000 respectively. The increase in acquisition expenses primarily relates to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the six months ended June 30, 2018 and 2017 were approximately $470,000 and $32,000 respectively. The increase in acquisition expenses primarily relates to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy.  We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Other Income

Other income for the six months ended June 30, 2018 and 2017 was approximately $121,000 and $0, respectively. The increase in other income primarily relates to interest income earned during the six months ended June 30, 2018 on cash balances.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2018 and 2017 is as follows:

	Six Months Ended
	June 30, 2018	June 30, 2017	Change
Net cash flow provided by (used in):
Operating activities	$(1,225,739)	$(774,597)	$(451,142)
Investing activities	(32,759,388)	(4,950,724)	(27,808,664)
Financing activities	35,034,012	7,625,844	27,408,168

Cash flows used in operating activities for the six months ended June 30, 2018 and 2017 were approximately $1.2 million and $775,000, respectively, an increase of approximately $451,000. The change in cash used in our operating activities is primarily the result of an increase in our net loss, adjusted for depreciation and amortization.

Cash flows used in investing activities for the six months ended June 30, 2018 and 2017 were approximately $32.8 million and $5.0 million, respectively, an increase of approximately $27.8 million. The increase in cash used in our investing activities is primarily the result of an increase in acquisitions during the six months ended June 30, 2018 of approximately $24.7 million as well as an increase in deposits made on potential future acquisitions of approximately $3.6 million, offset by a return of deposits of $650,000.

Cash flows provided by financing activities for the six months ended June 30, 2018 and 2017 were approximately $35.0 million and $7.6 million, respectively, an increase of approximately $27.4 million. The increase in cash provided by our financing activities is primarily the result of an increase in net proceeds raised from our offering of approximately $28.3 million, partially offset by an increase in cash distributions paid of approximately $795,000.

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

Distribution Policy

On June 12, 2018, our board of directors declared a daily distribution rate for the third quarter of 2018 of approximately $0.004281 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on July 1, 2018 and continuing on each day thereafter through and including September 30, 2018. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share. Such distributions payable to each stockholder of record will be paid the following month.

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

Distributions are paid to our stockholders as of the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares, Class T Shares and Class W Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees and distributions of Class W Shares will likely be lower than distributions on Class A Shares because Class W Shares are subject to the ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Distributions paid in cash — common stockholders	$989,117		$196,981
Distributions paid in cash — Operating Partnership unitholders	7,502		4,832
Distributions reinvested	719,985		436
Total distributions	$1,716,604		$202,249
Source of distributions
Cash flows provided by operations	$—	0%	$—	0%
Proceeds from the Offering and the Private Offering Transaction	996,619	58.1%	201,813	99.8%
Offering proceeds from distribution reinvestment plan	719,985	41.9%	436	0.2%
Total sources	$1,716,604	100.0%	$202,249	100.0%

From our inception through June 30, 2018, we paid cumulative distributions of approximately $3.0 million, as compared to cumulative net loss attributable to our common stockholders of approximately $2.8 million. For the six months ended June 30, 2018, we paid distributions of approximately $1.7 million, as compared to a net loss attributable to our common stockholders of approximately $1.5 million. Net loss attributable to our common stockholders for the six months ended June 30, 2018 reflects non-cash depreciation and amortization of approximately $685,000 and acquisition related expenses of approximately $769,000. Cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $970,000, and acquisition related expenses of approximately $1.2 million.

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

Indebtedness

As of June 30, 2018 and December 31, 2017, we did not have any third-party indebtedness.

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

Off-Balance Sheet Arrangements

Other than our joint ventures with SmartCentres, which are accounted for using the equity method of accounting, we do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of the prospectus contained in our registration statement, as amended and supplemented through the date of this report. With the exception of the risk factors set forth below, there have been no material changes from the risk factors set forth in such prospectus.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2018.

We incurred a net loss attributable to common stockholders of approximately $954,000 and $1.5 million for the three and six months ended June 30, 2018, respectively. Our accumulated deficit was approximately $2.8 million as of June 30, 2018. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)

On March 17, 2017, our Offering (SEC File No. 333-212639) of up to $1.0 billion in shares of our common stock in our primary offering was declared effective by the SEC, consisting of three classes of shares: Class A shares for $25.00 per share (up to $450 million in shares), Class T shares for $24.21 per share (up to $450 million in shares), and Class W shares for $22.75 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $23.75 per share for Class A shares, $23.00 per share for Class T shares and $22.75 per share for Class W shares. As of June 30, 2018, we had sold approximately 1,876,000 Class A shares for gross offering proceeds of approximately $46.7 million, approximately 934,000 Class T shares for gross offering proceeds of approximately $22.5 million and approximately 246,000 Class W shares for gross offering proceeds of approximately $5.6 million pursuant to our Primary Offering and had sold approximately 360,577 Class A Shares in the Private Offering Transaction for gross proceeds of approximately $7.5 million. In conjunction with the Private Offering Transaction and the Primary Offering, we have incurred approximately $7.0 million in sales commissions and dealer manager fees (of which approximately $5.0 million was re-allowed to a third party broker-dealer), and approximately $2.9 million in organization and offering costs.

With the net offering proceeds of the Offering, we acquired approximately $43.0 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

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

         None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1

First Articles of Amendment and Restatement of Strategic Storage Trust IV, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on February 10, 2017, Commission File No. 333-212639

3.2	Bylaws of Strategic Storage Trust IV, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed on July 22, 2016, Commission File No. 333-212639
3.3*	Certificate of Correction to the First Articles of Amendment and Restatement of Strategic Storage Trust IV, Inc.
4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Supplement No. 2, dated June 20, 2018, to the prospectus dated April 26, 2018, filed on June 20, 2018, Commission File No. 333-212639

10.1	Naples Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 11, 2018, Commission File No. 333-212639

10.2

Credit Agreement, dated July 31, 2018, among the Borrowers party thereto, the Lenders party thereto, KeyBank, National Association and KeyBanc Capital Markets, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2018, Commission File No. 000-55928

10.3

Guaranty, dated July 31, 2018, by Strategic Storage Trust IV, Inc. and Strategic Storage Operating Partnership IV, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 6, 2018, Commission File No. 000-55928

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

101*

The following Strategic Storage Trust IV, Inc. financial information for the six months ended June 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST IV, INC. (Registrant)
Dated: August 10, 2018	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)