Form 10-Q
period 2018-09-30
Strategic Storage Trust IV, Inc.
filed 2018-11-13
CIK 1680232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, there were 2,740,845 outstanding shares of Class A common stock, 1,369,714 outstanding shares of Class T common stock and 317,143 outstanding shares of Class W common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Our results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Real estate facilities:
Land	$17,541,323	$1,713,976
Buildings	58,738,040	9,614,412
Site improvements	3,294,504	1,011,151
	79,573,867	12,339,539
Accumulated depreciation	(908,060)	(138,219)
Real estate facilities, net	78,665,807	12,201,320
Cash and cash equivalents	11,984,471	21,929,125
Other assets, net	7,973,844	1,221,753
Intangible assets, net of accumulated amortization	2,380,217	451,889
Total assets	$101,004,339	$35,804,087
LIABILITIES AND EQUITY
Secured debt, net	$16,594,621	$—
Due to affiliates	1,562,548	587,628
Accounts payable and accrued liabilities	1,384,508	301,273
Distributions payable	510,698	216,415
Total liabilities	20,052,375	1,105,316
Commitments and contingencies (Note 7)
Redeemable common stock	1,464,069	183,420
Equity:
Strategic Storage Trust IV, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Class A Common stock, $0.001 par value; 315,000,000 shares authorized; 2,628,095 and 1,253,576 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2,628	1,254
Class T Common stock, $0.001 par value; 315,000,000 shares authorized; 1,254,073 and 426,228 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,254	426
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 291,296 and 110,646 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	292	111
Additional paid-in capital	87,698,825	36,653,000
Distributions	(4,412,177)	(1,079,785)
Accumulated deficit	(3,933,974)	(1,230,755)
Accumulated other comprehensive loss	(21,874)	—
Total Strategic Storage Trust IV, Inc. equity	79,334,974	34,344,251
Noncontrolling interests in our Operating Partnership	152,921	171,100
Total equity	79,487,895	34,515,351
Total liabilities and equity	$101,004,339	$35,804,087

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Self storage rental revenue	$1,556,081	$129,163	$2,733,203	$244,209
Ancillary operating revenue	9,756	264	14,851	348
Total revenues	1,565,837	129,427	2,748,054	244,557
Operating expenses:
Property operating expenses	452,601	59,233	841,322	119,066
Property operating expenses – affiliates	252,681	23,863	439,602	40,779
General and administrative	399,505	153,069	1,199,057	447,951
Depreciation	453,153	36,496	784,592	73,330
Intangible amortization expense	492,867	38,877	846,386	77,754
Acquisition expense – affiliates	193,113	46,242	492,199	94,378
Other property acquisition expenses	150,090	31,580	619,890	63,906
Total operating expenses	2,394,010	389,360	5,223,048	917,164
Operating loss	(828,173)	(259,933)	(2,474,994)	(672,607)
Other income (expense):
Interest expense	(141,539)	—	(141,539)	—
Interest expense – debt issuance costs	(248,450)	—	(248,450)	—
Other	32,884	—	153,973	—
Net loss	(1,185,278)	(259,933)	(2,711,010)	(672,607)
Net loss attributable to the noncontrolling interests in our Operating Partnership	2,721	3,034	7,791	12,589
Net loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(1,182,557)	$(256,899)	$(2,703,219)	$(660,018)
Net loss per Class A share—basic and diluted	$(0.31)	$(0.35)	$(0.90)	$(1.43)
Net loss per Class T share—basic and diluted	$(0.31)	$(0.35)	$(0.90)	$(1.43)
Net loss per Class W share—basic and diluted	$(0.31)	$(0.35)	$(0.90)	$(1.43)
Weighted average Class A shares outstanding—basic and diluted	2,446,890	613,965	1,971,170	420,271
Weighted average Class T shares outstanding—basic and diluted	1,122,980	73,599	821,524	25,116
Weighted average Class W shares outstanding—basic and diluted	266,935	43,837	200,782	16,729

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(1,185,278)	$(259,933)	$(2,711,010)	$(672,607)
Other comprehensive loss:
Foreign currency translation adjustment	8,118	-	(21,874)	-
Comprehensive loss	(1,177,160)	(259,933)	(2,732,884)	(672,607)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	2,684	3,034	7,854	12,589
Comprehensive loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(1,174,476)	$(256,899)	$(2,725,030)	$(660,018)

See notes to consolidated financial statements.

Strategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Strategic Storage Trust IV, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2017	1,253,576	$1,254	426,228	$426	110,646	$111	$36,653,000	$(1,079,785)	$(1,230,755)	$—	$34,344,251	$171,100	$34,515,351	$183,420
Gross proceeds from issuance of common stock	1,336,051	1,336	811,623	812	176,581	177	56,956,978	—	—	—	56,959,303	—	56,959,303	—
Offering costs	—	—	—	—	—	—	(5,915,786)	—	—	—	(5,915,786)	—	(5,915,786)	—
Changes to redeemable common stock	—	—	—	—	—	—	(1,307,604)	—	—	—	(1,307,604)	—	(1,307,604)	1,307,604
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(26,955)
Issuance of restricted stock	3,000	3	—	—	—	—	—	—	—	—	3	—	3	—
Distributions	—	—	—	—	—	—	—	(3,332,392)	—	—	(3,332,392)	—	(3,332,392)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(10,388)	(10,388)	—
Issuance of shares for distribution reinvestment plan	35,468	35	16,222	16	4,069	4	1,307,549	—	—	—	1,307,604	—	1,307,604	—
Stock based compensation expense	—	—	—	—	—	—	4,688	—	—	—	4,688	—	4,688	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(2,703,219)	—	(2,703,219)	—	(2,703,219)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(7,791)	(7,791)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(21,874)	(21,874)	—	(21,874)	—
Balance as of September 30, 2018	2,628,095	$2,628	1,254,073	$1,254	291,296	$292	$87,698,825	$(4,412,177)	$(3,933,974)	$(21,874)	$79,334,974	$152,921	$79,487,895	$1,464,069

See notes to consolidated financial statements.

STrategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,711,010)	$(672,607)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,630,978	151,084
Amortization of debt issuance costs	248,450	—
Stock based compensation expense related to issuance of restricted stock	4,688	—
Increase (decrease) in cash and cash equivalents from change in assets and liabilities:
Other assets, net	(878,437)	(612,683)
Accounts payable and accrued liabilities	458,460	113,844
Due to affiliates	74,501	54,596
Net cash used in operating activities	(1,172,370)	(965,766)
Cash flows from investing activities:
Purchase of real estate	(69,833,589)	(4,950,000)
Additions to real estate	(175,453)	—
Deposits on acquisitions of real estate	(3,160,312)	(325,000)
Return of deposits on acquisitions of real estate	750,000	—
Investment in equity method investment	(2,500,000)	—
Investment in joint ventures	(875,977)	—
Net cash used in investing activities	(75,795,331)	(5,275,000)
Cash flows from financing activities:
Proceeds from issuance of non-revolving secured debt	17,000,000	—
Gross proceeds from issuance of common stock	57,418,717	24,428,472
Offering costs	(4,980,127)	(3,632,433)
Distributions paid to common stockholders	(1,742,075)	(382,189)
Distributions paid to noncontrolling interests in our Operating Partnership	(11,005)	(7,762)
Debt issuance costs	(662,463)	—
Net cash provided by financing activities	67,023,047	20,406,088
Net change in cash and cash equivalents	(9,944,654)	14,165,322
Cash and cash equivalents, beginning of period	21,929,125	201,000
Cash and cash equivalents, end of period	$11,984,471	$14,366,322
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$72,937	$—
Proceeds from issuance of common stock in other assets	$—	$142,800
Offering costs included in due to affiliates	$1,030,872	$289,233
Offering costs included in accounts payable and accrued liabilities	$71,039	$28,156
Redemption of common stock in accounts payable and accrued liabilities	$26,955	$—
Distributions payable	$510,698	$120,213
Issuance of shares pursuant to distribution reinvestment plan	$1,307,604	$31,391
Foreign currency translation adjustment in accounts payable and accrued liabilities	$21,874	$—
Other assets included in accounts payable accrued liabilities	$313,293	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction”). Due to the proceeds raised in our Private Offering Transaction, there was not a minimum number of shares we needed to sell before accepting subscriptions for the Primary Offering. On March 17, 2017 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective and we commenced formal operations. As of September 30, 2018, approximately 2,264,000 Class A shares for gross offering proceeds of approximately $56.4 million, approximately 1,254,000 Class T shares for gross offering proceeds of approximately $30.4 million and approximately 291,000 Class W shares for gross offering proceeds of approximately $6.6 million had been sold in the Offering. We intend to invest the net proceeds from the Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of September 30, 2018, we owned seven properties located in five states (California, Florida, Nevada, Texas and Washington).

Our operating partnership, Strategic Storage Operating Partnership IV, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on June 2, 2016. On June 15, 2016, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 (8,889 partnership units) and on June 15, 2016, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership owns, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire. As of September 30, 2018, we owned approximately 99.8% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor.

As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS IV, Inc., a Delaware corporation (the “TRS”) which was formed on June 2, 2016, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager is a Delaware limited liability company which was formed on May 31, 2016 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. Please see Note 6 – Related Party Transactions – Property Management Agreement.

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

Our Sponsor owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our transfer agent (our “Transfer Agent”). On May 31, 2018, the Company executed an agreement (the “Transfer Agent Agreement”), with our Transfer Agent to provide transfer agent and registrar services to us that are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. Please see Note 6 – Related Party Transactions – Transfer Agent Agreement.

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

As of December 31, 2017, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our Operating Partnership. As of September 30, 2018, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than three joint ventures and one preferred equity investment, which are all accounted for under the equity method of accounting.  Please see Notes 3 and 10. Other than the entities noted above, we do not currently have any relationships with unconsolidated entities or financial partnerships.

Under the equity method, our investments will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $2.8 million and $600,000 in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. We adopted this ASU on January 1, 2018. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the nine months ended September 30, 2018, we acquired five properties that did not meet the revised definition of a business, and we capitalized approximately $184,000 of acquisition-related transaction costs that would have otherwise been expensed under the guidance in effect prior to January 1, 2018.

During the three and nine months ended September 30, 2018, we expensed approximately $340,000 and $1.1 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the nine months ended September 30, 2018 and 2017, no impairment losses were recognized.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of September 30, 2018, the gross amounts allocated to in-place lease intangibles was approximately $3.4 million and accumulated amortization of in-place lease intangibles totaled approximately $1.0 million.  As of December 31, 2017, the gross amounts allocated to in-place lease intangibles were approximately $600,000 and accumulated amortization of in-place lease intangibles totaled approximately $150,000.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2018, 2019 and 2020, is approximately $0.5 million, $1.8 million and $0.1 million, respectively, and none for the years thereafter.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt (see Note 5). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2018 and December 31, 2017, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.2 million and none, respectively.

Organization and Offering Costs

Our Advisor may fund organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor will fund, and will not be reimbursed for, 1.15% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we will recognize as a capital contribution from our Advisor. Organization and offering costs funded by our Advisor are recognized as a liability in our consolidated financial statements as of September 30, 2018 and December 31, 2017, as we had a present responsibility to reimburse our Advisor after the Effective Date of the Primary Offering. Our Advisor must reimburse us within 60 days after the end of the month in which the Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

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

For the nine months ended September 30, 2018, we received one redemption request totaling approximately $27,000 (approximately 1,200 shares) which was included in accounts payable and accrued liabilities as of September 30, 2018, and fulfilled in October 2018. For the year ended December 31, 2017, we did not receive any requests for redemptions.

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

The carrying amounts of cash and cash equivalents, tenant account receivables, other assets, variable – rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value.

We had no assets or liabilities that required fair value measurement on a recurring basis as of September 30, 2018 and December 31, 2017.

Income Taxes

We made an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2017. To qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gains and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. This ASU was applied using the modified retrospective approach. We have determined that our self storage rental revenues are not subject to the guidance in ASU 2014-09, as they qualify as lease contracts, which are excluded from its scope. We adopted this ASU on January 1, 2018 and its adoption did not have a material impact on our consolidated financial statements.

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2018:

Real estate facilities
Balance at December 31, 2017	$12,339,539
Facility acquisitions	67,058,875
Improvements and additions	175,453
Balance at September 30, 2018	$79,573,867
Accumulated depreciation
Balance at December 31, 2017	$(138,219)
Depreciation expense	(769,841)
Balance at September 30, 2018	$(908,060)

The following table summarizes the purchase price allocation for our acquisitions during the nine months ended September 30, 2018:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2018 Revenue(2)	2018 Property Operating Income (2) (3)
Riverside - CA	3/27/18	$6,583,372	$281,736	$6,865,108	$332,410	$170,548
Las Vegas I -NV	4/05/18	8,841,728	346,682	9,188,410	359,339	233,202
Puyallup -WA	5/22/18	12,958,853	672,423	13,631,276	446,031	307,101
Las Vegas II - NV	7/18/18	12,353,623	501,662	12,855,285	201,294	146,294
Naples - FL	8/01/18	26,321,299	972,211	27,293,510	319,163	254,793
		$67,058,875	$2,774,714	$69,833,589	$1,658,237	$1,111,938

(1)

The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent cash paid for the transaction, including capitalized acquisition costs.

(2)	The operating results of the facilities acquired above have been included in our consolidated statement of operations since their respective acquisition dates.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, depreciation, amortization, and acquisition expenses.

Joint Venture with SmartCentres

In August 2018, one of our subsidiaries entered into a contribution agreement (the “Contribution Agreement”) with a subsidiary of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), for a tract of land owned by SmartCentres and located in Oshawa, Ontario (the “Oshawa Land”) in the Greater Toronto Area of Canada.

On September 19, 2018, we closed on the Oshawa Land, which is now owned by a limited partnership (the “Limited Partnership”), in which we (through our subsidiary) and SmartCentres (through its subsidiary) are each a 50% limited partner and each have an equal ranking general partner in the Limited Partnership. At closing, we subscribed for 50% of the units in the Limited Partnership at an agreed upon subscription price of approximately $750,000 CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the Oshawa Land. The Limited Partnership intends to develop a self storage facility on the Oshawa Land. The value of the land contributed to the Limited Partnership has an agreed upon fair market value of approximately $1.5 million CAD.

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes, on a pro forma basis, the results of operations of the Company for the nine months ended September 30, 2018 and 2017. Such presentation reflects the Company’s acquisitions that occurred during 2018 and 2017, which met the GAAP definition of a business in effect at that time, as if the acquisitions had occurred as of January 1, 2017 and June 1, 2016 (inception), respectively. As the Company’s acquisitions that were completed during the  nine months ended September 30, 2018 did not meet the revised definition of a business, no adjustments for these acquisitions have been reflected in the pro forma information below. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Pro forma revenue	$2,748,054	$929,750
Pro forma operating expenses	(4,923,918)	(1,677,073)
Pro forma net loss attributable to common stockholders	(2,404,948)	(733,336)

The pro forma consolidated financial information for the nine months ended September 30, 2018 and 2017 were adjusted to exclude approximately $0 and $38,000, respectively, for acquisition related expenses.

Note 5. Secured Debt

KeyBank Credit Facility

On July 31, 2018, the Company, through six special purpose entities (collectively, the “Borrower”) wholly owned by our Operating Partnership, entered into a credit agreement (the “Credit Agreement”) with KeyBank, National Association (“KeyBank”), as administrative agent and KeyBanc Capital Markets, LLC, as sole book runner and sole lead arranger.

Under the terms of the Credit Agreement, the Borrower had an initial maximum borrowing capacity up to $70 million (the “KeyBank Credit Facility”). On July 31, 2018, in order to finance a portion of the Naples acquisition, the Borrower, through six special purposes entities, borrowed $17 million on the KeyBank Credit Facility. On October 10, 2018, in order to finance a portion of the acquisition of the six properties in the greater Houston Area and College Station, Texas (the “Houston Portfolio”), the Borrower drew an additional $40 million on the KeyBank Credit Facility. On October 30, 2018, the Borrower drew an additional $5 million on the KeyBank Credit Facility, which was primarily used in connection with the acquisition of the Queenston Property (Note 11). On October 31, 2018, and pursuant to the terms of the Credit Agreement, the maximum borrowing capacity of the KeyBank Credit Facility was reduced to $62 million, which is the amount of the outstanding commitments as of that date. The Borrower is unable to make any additional drawdowns on the KeyBank Credit Facility. See Note 11 – Subsequent Events.

The KeyBank Credit Facility is a term loan that has a maturity date of July 31, 2019, which may, in certain circumstances, be extended at the option of the Borrower until July 31, 2020 upon the payment of a fee equal to 25 basis points of the then-outstanding amounts under the KeyBank Credit Facility.  In general, payments due under the KeyBank Credit Facility are interest-only.

The amounts outstanding under the KeyBank Credit Facility bear interest generally based on the type of borrowing, which are either “ABR” or “Eurodollar” (as each term is defined in the Credit Agreement) at the Borrower’s election.  Prior to October 31, 2018: (A) the loans comprising ABR borrowing bear interest at the lesser of (x) the alternate base rate (being the highest of (1) the Prime Rate, (2) the Federal Funds Effective Rate plus 0.5% or (3) one-month LIBO Rate plus 1%, with such capitalized terms being defined in the Credit Agreement) plus 175 basis points (the “ABR Basis Points”), or (y) the maximum rate that can be charged in accordance with applicable law, and (B) the loans comprising Eurodollar borrowing bear interest at the lesser of (x) the Adjusted LIBO Rate (as defined in the Credit Agreement) for a given Interest Period (as defined in the Credit Agreement) plus 275 basis points (the “Eurodollar Basis Points”), or (y) the maximum rate that can be charged in accordance with applicable law. After October 31, 2018, the ABR Basis Points is reduced to 150 basis points, and the Eurodollar Basis Points is reduced to 250 basis points. As of September 30, 2018, the applicable interest rate was approximately 5.0% which was based on the LIBOR rate plus 275 basis points.

The KeyBank Credit Facility is fully recourse, jointly and severally, to the Company, the Operating Partnership, and the Borrower and is secured by cross-collateralized, first mortgage liens on the Mortgaged Properties (as defined in the Credit Agreement).  The KeyBank Credit Facility may be prepaid or terminated at any time without penalty, provided, however, that the Lenders shall be indemnified for any breakage costs associated with any LIBO borrowings. The Credit Agreement also contains customary representations and warranties, covenants and events of default. Amounts outstanding under the Credit Agreement may be accelerated upon the occurrence of an event of default.

The Company and the Borrower, on a consolidated basis, must at all times comply with the following financial covenants: (i) a total leverage ratio no greater than 65%; and (ii) a tangible net worth not less than the Base Amount, plus 85% of the net equity proceeds received by the Company after the effective date. The Pool of Mortgaged Properties shall at all times comply with the following covenants: (i) Maximum Pool loan to value ratio not greater than 60%; and (ii) on and after October 31, 2018, a debt service coverage ratio of not less than 1.35:1.00 (such debt service coverage ratio was previously not less than 1.20:1.00). If the Borrower does not meet certain other quarterly debt service coverage ratios, the Borrower may be required either to fund certain amounts into an account held by KeyBank, as administrative agent as additional collateral or to make certain prepayments, as set forth in the Credit Agreement.

Pursuant to the terms of the guaranty (the “KeyBank Guaranty”), dated July 31, 2018, in favor of the Lenders, each of the Company and its Operating Partnership serves as a guarantor of all obligations due under the KeyBank Credit Facility.

As of September 30, 2018, $17.0 million was outstanding on the KeyBank Term Loan.

The following table presents the future principal payment requirements on outstanding secured debt as of September 30, 2018:

2018	$—
2019	17,000,000
2020 and thereafter	—
Total payments	17,000,000
Debt issuance costs, net	(405,379)
Total	$16,594,621

Note 6. Related Party Transactions

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

As of September 30, 2018, we had incurred total operating expenses for the 12 months then ended that exceeded the greater of 2% of our average invested assets or 25% of our net income, as defined, in the four consecutive fiscal quarters then ended by approximately $640,000 (the “Excess Expenses”). On November 5, 2018, our board of directors, including all of the independent directors, determined that there were unusual and non-recurring factors sufficient to justify the Excess Expenses, including but not limited to: (1) the amounts reflect legitimate operating expenses necessary for the operation of our business; (2) we are still in the acquisition and development stage of our operations; (3) the start-up costs associated with our operations, including the expenses associated with being a public company (such as audit and legal services, director and officer liability insurance and fees for directors), are significant and disproportionate to our average invested assets and net income; and (4) our average invested assets were low due to us owning between one and seven properties during the four fiscal quarter period.

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

Property Management Agreement

From the acquisition of the Jensen Beach property (on April 11, 2017) through September 30, 2017, our Property Manager contracted with Extra Space Storage Inc. (“Extra Space”) for Extra Space to serve as the sub-property manager for the property pursuant to a separate sub-property management agreement. As of October 1, 2017, our Property Manager terminated the sub-property management agreement, and our Property Manager now manages all of our properties directly. In connection with the termination, the property management agreement was amended and we paid Extra Space a termination fee.

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

All of our properties are operated under the “SmartStop® Self Storage” brand.

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2017 and the nine months ended September 30, 2018, as well as any related amounts payable as of December 31, 2017 and September 30, 2018:

	Year Ended December 31, 2017			Nine Months Ended September 30, 2018
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$283,322	$278,258	$5,064	$544,455	$476,379	$73,140
Asset management fees	45,471	35,876	9,595	281,273	278,820	12,048
Property management fees(1)	35,545	26,785	8,760	158,329	167,089	—
Transfer Agent expenses	—	—	—	87,251	74,516	12,735
Acquisition expenses	187,641	187,641	—	492,199	492,199	—
Capitalized
Acquisition expenses	—	—	—	41,790	41,790	—
Additional Paid-in Capital
Selling commissions	2,212,286	2,212,286	—	3,042,157	2,967,279	74,878
Dealer Manager fees	797,508	781,825	15,683	1,049,434	1,044,493	20,624
Stockholder Servicing Fees and Dealer Manager Servicing Fees(2)	533,108	17,948	515,160	951,032	139,365	1,326,827
Offering costs	1,581,394	1,548,028	33,366	286,170	277,240	42,296
Total	$5,676,275	$5,088,647	$587,628	$6,934,090	$5,959,170	$1,562,548

(1)

During the nine months ended September 30, 2018 and year ended December 31, 2017, property management fees included $0 and approximately $16,000, respectively, of fees paid to the sub-property manager.

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

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. Through December 31, 2017, neither our Property Manager nor our sub-property manager utilized the Auction Company at our properties. During the three and nine months ended September 30, 2018, we paid approximately $800 and approximately $1,000, respectively in fees to the Auction Company related to our properties. Our properties receive the proceeds from such online auctions.

Note 7. Commitments and Contingencies

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

As of September 30, 2018, we have sold approximately 41,000 Class A shares, 18,000 Class T shares and 5,000 Class W shares through our distribution reinvestment plan.

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

For the nine months ended September 30, 2018, we received one redemption request totaling approximately $27,000 (approximately 1,200 shares) which was included in accounts payable and accrued liabilities as of September 30, 2018, and fulfilled in October 2018. For the year ended December 31, 2017, we did not receive any requests for redemptions.

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

Note 8. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below.

	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Total revenues	$129,427	$230,847	$358,104	$824,113	$1,565,837
Total operating expenses	389,360	804,920	952,026	1,877,012	2,394,010
Operating loss	(259,933)	(574,073)	(593,922)	(1,052,899)	(828,173)
Net loss	(259,933)	(574,073)	(568,747)	(956,985)	(1,185,278)
Net loss attributable to common stockholders	(256,899)	(570,737)	(566,467)	(954,195)	(1,182,557)
Net loss per Class A share- basic and diluted	(0.35)	(0.40)	(0.26)	(0.32)	(0.31)
Net loss per Class T share- basic and diluted	(0.35)	(0.40)	(0.26)	(0.32)	(0.31)
Net loss per Class W share- basic and diluted	(0.35)	(0.40)	(0.26)	(0.32)	(0.31)

Note 9. Declaration of Distributions

Cash Distribution Declaration

On September 26, 2018, our board of directors declared a daily distribution rate for the fourth quarter of 2018 of approximately $0.004281 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on October 1, 2018 and ending December 31, 2018. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 10. Potential Acquisitions

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

Upon closing, the Ontario Lots will each be owned by a limited partnership (the “Limited Partnerships”), in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) will each be a 50% limited partner and each have an equal ranking general partner in the Limited Partnerships.  On June 6, 2018, we (through our subsidiaries) and SmartCentres (through its subsidiaries) entered into Initial Limited Partnership Agreements for each joint venture. It is intended that the Limited Partnerships develop self storage facilities on the Ontario Lots. The value of the Brampton Land and the Vaughan Land to be contributed by SmartCentres to the Limited Partnerships has an agreed upon fair market value of approximately $1.8 million CAD and $3.4 million CAD, respectively. At closing, we (through our subsidiaries) will subscribe for 50% of the units in the Brampton and Vaughan Limited Partnerships at an agreed upon subscription price of approximately $0.9 million CAD and $1.7 million CAD, respectively, representing contributions equivalent to 50% of the agreed upon fair market value of each parcel of land. We expect the acquisitions of the Brampton Land and Vaughan Land to close in the fourth quarter of 2018 and the first quarter of 2019, respectively after the land has been zoned so as to permit the self storage facilities. In some circumstances, if we fail to complete the Brampton Land and Vaughan Land acquisition, we may forfeit up to approximately $200,000 CAD and $500,000 CAD, respectively in earnest money.

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

On July 31, 2018, one of our subsidiaries made a preferred equity investment of approximately $2.5 million in the entity that is developing the Escondido Property. Such investment will be redeemed upon purchase of the completed property and has an annual preferred return of 8%, to be paid quarterly, with an additional 4% preferred return to be paid upon closing of the property.

Mission Viejo Land – Termination of Purchase and Sale Agreement

On July 25, 2018, a subsidiary of our Sponsor assigned its interest in a real estate contract to purchase vacant land in Mission Viejo, California (the “Mission Viejo Land’) to one of our subsidiaries. The purchase price for the Mission Viejo Land is approximately $4.3 million, plus closing and acquisition costs. On August 21, 2018, the Mission Viejo Land purchase agreement terminated according to its terms and our initial deposit of $100,000 was returned in full.

Note 11.  Subsequent Events

Completed Acquisitions

Houston Portfolio

On April 18, 2018, a subsidiary of ours entered into a purchase and sale agreement with unaffiliated third parties for the acquisition of a portfolio of seven self storage facilities located in the State of Texas (the “Houston Portfolio”). On October 10, 2018, we closed on the purchase of six of the seven self storage facilities in the Houston Portfolio. We acquired these six properties from an unaffiliated third party for a purchase price of approximately $51.5 million, plus closing costs which was funded with net proceeds from our Offering, an assumption of an existing loan with an outstanding principal balance of approximately $2.3 million and a drawdown of $40 million on the KeyBank Credit Facility.

In connection with the acquisition of the property in Katy, Texas (the “Katy Property”) in the Houston Portfolio, through a special purpose entity formed to acquire and hold the Katy Property, we assumed an approximately $2.3 million loan from John Hancock Life Insurance Company (U.S.A) (the “Katy Loan”), which is secured by a deed of trust on the Katy Property. The Katy Loan has a fixed annual interest rate of approximately 6.4% and matures on September 1, 2031.

  In connection with the closing of the six self storage facilities acquired in the Houston Portfolio, described above, we added the five unencumbered properties from the Houston Portfolio, as well as our property located in Naples, Florida that we acquired on August 1, 2018, to the Pool of Mortgaged Properties, which allowed us to draw an additional $40 million under the KeyBank Credit Facility.

On November 6, 2018, we closed on the purchase of the seventh property in the Houston Portfolio located in the State of Texas (the “Queenston Property”). We acquired the Queenston Property from an unaffiliated third party for a purchase price of approximately $7 million, plus closing costs which was funded with net proceeds from our Offering and a drawdown on the KeyBank Credit Facility.

Potential Acquisitions

Plant City Property

On November 8, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility located in Plant City, Florida (the “Plant City Property”). The purchase price for the Plant City Property is approximately $14.5 million, plus closing and acquisition costs. We expect the acquisition of the Plant City Property to close in the first quarter of 2019. We expect to fund such acquisition with a combination of net proceeds from our Offering and/or potential debt financing. If we fail to acquire the Plant City Property, we may also forfeit approximately $200,000 in earnest money as a result.

Offering Status

As of November 2, 2018, in connection with our Private Offering Transaction and Offering we have issued approximately 2,741,000 Class A shares for gross offering proceeds of approximately $66.8 million, approximately 1,370,000 Class T shares for gross offering proceeds of approximately $33.1 million and approximately 317,000 Class W shares for gross offering proceeds of approximately $7.2 million.

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

On March 17, 2017, we commenced a public offering of a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Offering,”), consisting of three classes of shares: Class A shares for $25.00 per share (up to $450 million in shares), Class T shares for $24.21 per share (up to $450 million in shares), and Class W shares for $22.75 per share (up to $100 million in shares). As of September 30, 2018, we have issued approximately 2,264,000 Class A shares for gross offering proceeds of approximately $56.4 million, approximately 1,254,000 Class T shares for gross offering proceeds of approximately $30.4 million and approximately 291,000 Class W shares for gross offering proceeds of approximately $6.6 million in our Offering. We intend to invest the net proceeds from the Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada.

As of September 30, 2018, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
California	1	470	57,500	11.7%	91.7%	9.2%
Florida	2	1,300	144,900	29.5%	92.5%	36.2%
Nevada	2	1,220	131,500	26.7%	97.0%	24.7%
Texas	1	480	60,000	12.2%	94.4%	12.1%
Washington	1	830	98,000	19.9%	89.2%	17.8%
	7	4,300	491,900	100.0%	93.2%	100.0%

(1)	Includes all rentable units, consisting of storage units and parking units (approximately 190 units).
(2)	Includes all rentable square feet consisting of storage units and parking units (approximately 52,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of September 30, 2018.
(4)	Represents rental income for all facilities we own in a state divided by our total rental income for the month ended September 2018.

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

Our allocations of purchase prices are based on certain significant estimates and assumptions, variations in such estimates and assumptions could result in a materially different presentation of the consolidated financial statements or materially different amounts being reported in the consolidated financial statements.

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

REIT Qualification

We made an election under Section 856(c) of the Internal Revenue Code of 1986 (the “Code”) to be taxed as a REIT under the Code, commencing with the taxable year ended December 31, 2017. By qualifying as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and could have a material adverse impact on our financial condition and results of operations. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

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

On March 17, 2017, we commenced our Offering and formal operations. On April 11, 2017, we acquired our first self storage facility located in Florida.  As of September 30, 2018 and 2017, we owned seven self storage facilities and one self storage facility, respectively.

Our operating results for the three months ended September 30, 2017 include full quarter results for our first facility acquired during the second quarter of 2017. Our operating results for the three months ended September 30, 2018 include full quarter results for five self storage facilities and partial period results for two facilities acquired during the quarter.

Our operating results for the nine months ended September 30, 2017 include partial period results for our first facility acquired during the second quarter of 2017.  Our operating results for the nine months ended September 30, 2018 include full nine-month results for two self storage facilities acquired during 2017 and partial period results for one facility acquired in the first quarter of 2018, two facilities acquired in the second quarter of 2018 and two facilities acquired in the third quarter of 2018.

As a result of the timing of the acquisitions of our properties, we believe there is little basis for comparison between the three and nine months ended September 30, 2018 and 2017. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

Total Revenues

Total revenues for the three months ended September 30, 2018 and 2017 were approximately $1,566,000 and $129,000, respectively. The increase in total revenues is primarily attributable to a full quarter of operations for five properties and a partial quarter of operations for two properties in the third quarter of 2018, compared to a full quarter of operations for one property in the third quarter of 2017. We expect total revenues to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2018 and 2017 were approximately $453,000 and $59,000, respectively.  Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full quarter of operations for five properties and a partial quarter of operations for two properties in the third quarter of 2018, compared to a full quarter of operations for one property in the third quarter of 2017. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended September 30, 2018 and 2017 were approximately $253,000 and $24,000, respectively.  Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full quarter of operations for five properties and a partial quarter of operations for two properties in the third quarter of 2018, compared to a full quarter of operations for one property in the third quarter of 2017.  We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018 and 2017 were approximately $400,000 and $153,000, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to an increase in legal expenses, our Advisor’s payroll related costs, transfer agent fees related to the increase in proceeds from our Offering, and professional expenses which is commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2018 and 2017 were approximately $950,000 and $75,000, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full quarter of operations for five properties and a partial quarter of operations for two properties in the third quarter of 2018, compared to a full quarter of operations for one property in the third quarter of 2017. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended September 30, 2018 and 2017 were approximately $193,000 and $46,000, respectively. The increase in acquisition expenses primarily relates to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended September 30, 2018 and 2017 were approximately $150,000 and $32,000, respectively. The increase in acquisition expenses primarily relates to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy.  We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended September 30, 2018 and 2017 were approximately $142,000 and none, respectively. The increase in interest expense was due to the $17 million draw on the KeyBank Credit Facility in the third quarter of 2018. We expect interest expense to increase in future periods commensurate with our future debt levels.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended September 30, 2018 and 2017 were approximately $248,000 and none, respectively. The increase in interest expense – debt issuance costs was due to the $17 million draw on the KeyBank Credit Facility in the third quarter of 2018. We expect interest expense – debt issuance costs to increase in future periods commensurate with our future debt levels.

Other Income

Other income for the three months ended September 30, 2018 and 2017 was approximately $33,000 and $0, respectively. The increase in other income primarily relates to interest income earned during the three months ended September 30, 2018 on cash balances.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

Total Revenues

Total revenues for the nine months ended September 30, 2018 and 2017 were approximately $2,748,000 and $245,000, respectively. The increase in total revenues is primarily attributable to a full nine months of operations for two properties and partial period of operations for five properties in the nine months ended September 30, 2018, compared to a partial period of operations for one property in the nine months ended September 30, 2017. We expect total revenues to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2018 and 2017 were approximately $841,000 and $119,000, respectively.  Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full nine months of operations for two properties and a partial period of operations for five properties in the nine months ended September 30, 2018, compared to a partial period of operations for one property in the nine months ended September 30, 2017. We expect property operating expenses to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2018 and 2017 were approximately $440,000 and $41,000, respectively.  Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full nine months of operations for two properties and a partial period of operations for five properties in the nine months ended September 30, 2018, compared to a partial period of operations for one property in the nine months ended September 30, 2017.  We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2018 and 2017 were approximately $1,199,000 and $448,000, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors’ related costs. The increase in general and administrative expenses is primarily attributable to an increase in legal expenses, our Advisor’s payroll related costs, transfer agent fees related to the increase in proceeds from our Offering and the initial set-up fee paid to our Transfer Agent, professional expenses, and accounting expenses which is commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2018 and 2017 were approximately $1,631,000 and $151,000, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full nine months of operations for two properties and a partial period of operations for five properties in the nine months ended September 30, 2018, compared to a partial period of operations for one property in the nine months ended September 30, 2017. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the nine months ended September 30, 2018 and 2017 were approximately $492,000 and $94,000, respectively. The increase in acquisition expenses primarily relates to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the nine months ended September 30, 2018 and 2017 were approximately $620,000 and $64,000, respectively. The increase in acquisition expenses primarily relates to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy.  We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the nine months ended September 30, 2018 and 2017 were approximately $142,000 and none, respectively. The increase in interest expense was due to the $17 million draw on the KeyBank Credit Facility in the third quarter of 2018. We expect interest expense to increase in future periods commensurate with our future debt levels.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the nine months ended September 30, 2018 and 2017 were approximately $248,000 and none, respectively. The increase in interest expense – debt issuance costs was due to the $17 million draw on the KeyBank Credit Facility in the third quarter of 2018. We expect interest expense – debt issuance costs to increase in future periods commensurate with our future debt levels.

Other Income

Other income for the nine months ended September 30, 2018 and 2017 was approximately $154,000 and $0, respectively. The increase in other income primarily relates to interest income earned during the nine months ended September 30, 2018 on cash balances.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended
	September 30, 2018	September 30, 2017	Change
Net cash flow provided by (used in):
Operating activities	$(1,172,370)	$(965,766)	$(206,604)
Investing activities	(75,795,331)	(5,275,000)	(70,520,331)
Financing activities	67,023,047	20,406,088	46,616,959

Cash flows used in operating activities for the nine months ended September 30, 2018 and 2017 were approximately $1.2 million and $1.0 million, respectively, an increase of approximately $0.2 million. The change in cash used in our operating activities is primarily the result of an increase in our net loss, adjusted for depreciation and amortization.

Cash flows used in investing activities for the nine months ended September 30, 2018 and 2017 were approximately $75.8 million and $5.3 million, respectively, an increase of approximately $70.5 million. The increase in cash used in our investing activities is primarily the result of an increase in acquisitions during the nine months ended September 30, 2018 of approximately $64.9 million, an increase in investment in equity method investment of approximately $2.5 million, an increase in investment in joint ventures of approximately $0.9 million, as well as an increase in deposits made on potential future acquisitions of approximately $2.8 million, offset by a return of deposits of approximately $0.8 million.

Cash flows provided by financing activities for the nine months ended September 30, 2018 and 2017 were approximately $67.0 million and $20.4 million, respectively, an increase of approximately $46.6 million. The increase in cash provided by our financing activities is primarily the result of an increase in net proceeds raised from our offering of approximately $31.6 million and proceeds from issuance of debt of $17.0 million, primarily offset by an increase in cash distributions paid of approximately $1.3 million and an increase in debt issuance costs of approximately $0.7 million.

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

Distribution Policy

On September 26, 2018, our board of directors declared a daily distribution rate for the fourth quarter of 2018 of approximately $0.004281 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on October 1, 2018 and continuing on each day thereafter through and including December 31, 2018. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share. Such distributions payable to each stockholder of record will be paid the following month.

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

Distributions are paid to our stockholders as of the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares, Class T Shares and Class W Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees and distributions of Class W Shares will likely be lower than distributions on Class A Shares because Class W Shares are subject to the ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;

•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Distributions paid in cash — common stockholders	$1,742,075		$382,189
Distributions paid in cash — Operating Partnership unitholders	11,005		7,762
Distributions reinvested	1,307,604		31,391
Total distributions	$3,060,684		$421,342
Source of distributions
Cash flows provided by operations	$—	0%	$—	0%
Proceeds from the Offering and the Private Offering Transaction	1,753,080	57.3%	389,951	92.5%
Offering proceeds from distribution reinvestment plan	1,307,604	42.7%	31,391	7.5%
Total sources	$3,060,684	100.0%	$421,342	100.0%

From our inception through September 30, 2018, we paid cumulative distributions of approximately $3.9 million, as compared to cumulative net loss attributable to our common stockholders of approximately $3.9 million. For the nine months ended September 30, 2018, we paid distributions of approximately $3.1 million, as compared to a net loss attributable to our common stockholders of approximately $2.7 million. Net loss attributable to our common stockholders for the nine months ended September 30, 2018 reflects non-cash depreciation and amortization of approximately $1.9 and acquisition related expenses of approximately $1.1 million. Cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $2.2 million, and acquisition related expenses of approximately $1.5 million.

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

Indebtedness

As of September 30, 2018, our total indebtedness was approximately $17.0 million of variable rate debt less approximately $0.4 million in net debt issuance costs. As of December 31, 2017, we did not have any third-party indebtedness. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2018:

	Payments due during the years ended December 31,
	Total	2018	2019-2020	Thereafter
Mortgage interest(1)	$707,230	$212,169	$495,061	$—
Mortgage principal(2)	17,000,000	—	17,000,000	—
Total contractual obligations	$17,707,230	$212,169	$17,495,061	$—

(1)	Interest expense on variable rate debt was calculated based upon the contractual rates in effect as of September 30, 2018.
(2)	Amount represents principal payments only, excluding debt issuance costs.

Off-Balance Sheet Arrangements

On July 31, 2018, one of our subsidiaries made a preferred equity investment in an entity that is developing a self storage facility. For more information please see Note 10 of the Notes to the Consolidated Financial Statements contained in this report. The investment is accounted for under the equity method of accounting. We also have joint ventures with SmartCentres, which are accounted for using the equity method of accounting. Other than the foregoing, we do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Subsequent Events

Please see Note 11 of the Notes to the Consolidated Financial Statements contained in this report.

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

As of September 30, 2018, our total indebtedness was approximately $17.0 million, which was entirely variable rate debt less approximately $0.4 million in debt issuance costs. As of December 31, 2017, we had no debt. Our debt instruments were entered into for other than trading purposes. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.2 million annually.

Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of September 30, 2018:

	Payments due during the years ended December 31,
	2018	2019	Thereafter	Total
Variable rate debt	$—	$17,000,000	$—	$17,000,000
Average interest rate(1)	4.99%	4.99%	N/A
(1)

Interest expense for the variable rate debt was calculated based on the rate in effect on September 30, 2018. Interest expense on the KeyBank Credit Facility is calculated presuming the amount outstanding as of September 30, 2018 would remain outstanding through the maturity date of July 31, 2019.

Currently, our only foreign exchange rate risk comes from our Canadian properties and the Canadian Dollar (“CAD”). As a result of fluctuations in currency exchange, our cash flows and results of operations could be affected.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss attributable to common stockholders of approximately $1.2 million and $2.7 million for the three and nine months ended September 30, 2018, respectively. Our accumulated deficit was approximately $3.9 million as of September 30, 2018. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2018.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations, which may include borrowings or the net proceeds of our offerings (which may constitute a return of capital); therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to our stockholders, at least in the first few years of operation.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering and the Private Offering Transaction (which may constitute a return of capital). We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to our stockholders, at least in the first few years of operation. From the commencement of paying cash distributions in February 2017, all distributions have been paid from the net proceeds of our Offering and the Private Offering Transaction. We may use an unlimited amount from any source to pay our distributions, and it is likely that we will continue to use Offering proceeds to fund a majority of our early distributions. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

Strategic Transfer Agent Services, LLC, our Transfer Agent, has a limited operating history and a failure by our Transfer Agent to perform its functions for us effectively may adversely affect our operations.

Our Transfer Agent is a related party which was recently launched as a new business. While it is a registered transfer agent with the SEC, the business was formed on October 21, 2017 and has not had any significant operations to date. Because of its limited experience, there is no assurance that our Transfer Agent will be able to effectively provide transfer agent and registrar services to us. Furthermore, our Transfer Agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agent and registrar services. If our Transfer Agent fails to perform its functions for us effectively, our operations may be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)

On March 17, 2017, our Offering (SEC File No. 333-212639) of up to $1.0 billion in shares of our common stock in our primary offering was declared effective by the SEC, consisting of three classes of shares: Class A shares for $25.00 per share (up to $450 million in shares), Class T shares for $24.21 per share (up to $450 million in shares), and Class W shares for $22.75 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $23.75 per share for Class A shares, $23.00 per share for Class T shares and $22.75 per share for Class W shares. As of September 30, 2018, we had sold approximately 2,264,000 Class A shares for gross offering proceeds of approximately $56.4 million, approximately 1,254,000 Class T shares for gross offering proceeds of approximately $30.4 million and approximately 291,000 Class W shares for gross offering proceeds of approximately $6.6 million pursuant to our Primary Offering and had sold approximately 360,577 Class A Shares in the Private Offering Transaction for gross proceeds of approximately $7.5 million. In conjunction with the Private Offering Transaction and the Primary Offering, we have incurred approximately $8.6 million in sales commissions and dealer manager fees (of which approximately $6.6 million was re-allowed to a third party broker-dealer), and approximately $3.1 million in organization and offering costs.

With the net offering proceeds of the Offering, we acquired approximately $82.6 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. For the nine months ended September 30, 2018, we received one redemption request totaling approximately $27,000 (approximately 1,200 shares) which was included in accounts payable and accrued liabilities as of September 30, 2018, and fulfilled in October 2018. For the year ended December 31, 2017, we did not receive any requests for redemptions.

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
July 31, 2018	—	$—	—	35,428(1)
August 31, 2018	—	—	—	35,428(1)
September 30, 2018	—	—	—	35,428(1)
(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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
3.3

Certificate of Correction to the First Articles of Amendment and Restatement of Strategic Storage Trust IV, Inc., incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 13, 2018, Commission File No. 000-55928

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Supplement No. 6, dated October 31, 2018, to the prospectus dated April 26, 2018, filed on October 31, 2018, Commission File No. 333-212639

10.1*	Amendment No. 1 to the First Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership IV, L.P.

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Trust IV, Inc. financial information for the nine months ended September 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST IV, INC. (Registrant)
Dated: November 13, 2018	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)