Form 10-K
period 2018-12-31
Strategic Storage Trust IV, Inc.
filed 2019-03-21
CIK 1680232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $25.00 offering price of the Class A shares, the $24.21 offering price of the Class T shares and the $22.75 offering price of Class W shares in effect on June 30, 2018, the aggregate market value of the stock held by non-affiliates of the registrant on such date was $82,448,668.

As of March 8, 2019, there were 3,375,917 outstanding shares of Class A common stock, 2,266,769 outstanding shares of Class T common stock and 552,093 outstanding shares of Class W common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

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

We have no employees. Our Advisor, a Delaware limited liability company, was formed on May 31, 2016. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of the advisory agreement we entered into with our Advisor (our “Advisory Agreement”) on March 3, 2017. The officers of our Advisor, as well as some of the officers of our Sponsor, are also officers of us.

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

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction” and together with the Primary Offering, the “Offerings”). Due to the proceeds raised in our Private Offering Transaction, there was not a minimum number of shares we needed to sell before accepting subscriptions for the Primary Offering. On March 17, 2017 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective and we commenced formal operations. As of December 31, 2018, approximately 2,602,000 Class A shares for gross offering proceeds of approximately $64.8 million, approximately 1,570,000 Class T shares for gross offering proceeds of approximately $38.0 million and approximately 354,000 Class W shares for gross offering proceeds of approximately $8.1 million had been sold in the Offering. We have invested, and intend to continue to invest, the net proceeds from our Offerings primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of December 31, 2018, we owned 14 operating self storage properties located in five states (California, Florida, Nevada, Texas and Washington).

Our operating partnership, Strategic Storage Operating Partnership IV, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on June 2, 2016. On June 15, 2016, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 (8,889 partnership units) and on June 15, 2016, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. As of December 31, 2018, we owned approximately 99.8% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor.

As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS IV, Inc., a Delaware corporation (the “TRS”) which was formed on June 2, 2016, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager is a Delaware limited liability company which was formed on May 31, 2016 to manage our properties. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. For more information, please see Note 6 of the Notes to the Consolidated Financial Statements contained in this report.

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

Our Sponsor owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our transfer agent (our “Transfer Agent”). On May 31, 2018, the Company executed an agreement (the “Transfer Agent Agreement”), with our Transfer Agent to provide transfer agent and registrar services to us that are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. For more information, please see Note 6 of the Notes to the Consolidated Financial Statements contained in this report.

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

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for extra storage space. According to the 2019 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 77% residential, 19% commercial, 2% military and 2% students. The mix of residential customers using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items that residential customers place in self storage properties range from furniture, household items and appliances to cars, boats and recreational vehicles. Commercial customers tend to include small business owners who require easy and frequent access to their goods, records or extra inventory, or storage for seasonal goods. Self storage properties provide an accessible storage alternative at a relatively low cost. Properties generally have on-site managers who supervise and run the day-to-day operations, providing customers with assistance as needed.

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

As population densities have increased in the U.S., there has been an increase in self storage awareness and development. According to the 2019 Self Storage Almanac:

•	at the end of 2018 there were 45,547 self storage facilities in the U.S.;
•	at the end of 2017 there were 44,149 self storage facilities in the U.S.;
•	at the end of 2016 there were 41,879 self storage facilities in the U.S.; and
•	at the end of 2015 there were 41,443 self storage facilities in the U.S.

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

Business Overview

Unlike many other REITs and real estate companies, we are an operating business. We develop, acquire, own, operate and manage self storage facilities. Our self storage facilities offer inexpensive, easily accessible, enclosed storage units or parking spaces to residential and commercial users on a month-to-month basis. Our facilities are fenced with computerized gates and well lighted. Many of our properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. At certain of our facilities, we offer climate controlled units that offer heating in the winter and cooling in the summer. Many of our facilities also offers outside vehicle, boat and recreational vehicle storage areas. Our facilities are generally constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. Customers typically have access to their storage units from 6:00 AM – 10:00 PM. Individual storage units are secured by a lock furnished by the customer to provide the customer with control of access to the space.

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. As we grow our portfolio of self storage facilities, we have been able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, we expect that size and geographic diversification, as well as institution of a blanket property and casualty insurance program over all properties managed by our Property Manager nationwide, will reduce our total insurance costs per property. As we acquire facilities, increased diversification will further mitigate against risk and reduce the cost of insurance per property. To the extent we can acquire facilities in clusters within geographic regions, we see property management efficiencies resulting in reduction of personnel and other administrative costs.

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

Our Self Storage Acquisition Strategy

We focus on investing in income-producing and growth self storage properties in the United States and Canada that are expected to support sustainable stockholder distributions over the long term while also achieving appreciation in the value of our properties and, hence, appreciation in stockholder value.  At the end of our acquisition phase, we anticipate that our portfolio will consist of approximately 75% income-producing properties and 25% growth properties, though specific allocations may vary at any point in time.

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

We focus on pursuing investments in self storage facilities and related self storage real estate investments in markets with varying economic and demographic characteristics, including large urban cities, densely populated suburban cities and smaller rural cities, as long as the property meets our acquisition criteria described below under “— General Acquisition and Investment Policies.” We also intend to expand and develop certain facilities we purchase in order to capitalize on underutilization and excess demand. The development of certain facilities we purchase may include an expansion of the self storage units or the services and ancillary products offered as well as making units available for office space. Future investments, however, will not be limited to any geographic area, to a type of facility or to a specified percentage of our total assets. We strategically invest in specific domestic or foreign markets when opportunities that meet our investment criteria are available. In general, when evaluating potential acquisitions of self storage facilities, the primary factor we consider is the property’s potential for achieving appreciation in value.

General Acquisition and Investment Policies

While we intend to focus our investment strategy on self storage facilities and related self storage real estate investments, we may invest in other storage-related investments such as storage facilities for automobiles, recreation vehicles and boats. We may additionally invest in other types of commercial real estate properties if our board of directors deems appropriate; however, we have no current intention of investing more than 20% of the net proceeds of our Offering in such other commercial real estate properties. We seek to make investments that will satisfy the primary investment objective of achieving appreciation in the value of our properties and, hence, appreciation in stockholder value.

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

Conditions to Closing Acquisitions

Generally, we will not purchase any property unless and until we obtain at least a Phase I environmental assessment and environmental history for each property purchased and we are sufficiently satisfied with the property’s environmental status. In addition, we generally condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or other independent professionals, including, but not limited to, where appropriate:

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

Joint Venture Investments

We may enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. For example, from time to time we enter into joint venture arrangements with subsidiaries of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”). For more information, please see Note 3—Real Estate Facilities—Joint Venture with SmartCentres. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this report.

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

To the extent possible and if approved by our board of directors, including a majority of our independent directors, we attempt to obtain a right of first refusal or option to buy if such venture partner elects to sell its interest in the joint venture entity or the property held by the joint venture. In the event that the venture partner were to elect to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the venture partner’s interest in the property held by the joint venture. Entering into joint ventures with affiliates of our Advisor will result in certain conflicts of interest.

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

Disposition Policies

As of December 31, 2018, we had not disposed of any of our self storage facilities. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Investment Allocation Policy

In the event that an investment opportunity becomes available, our Sponsor will allocate such investment opportunity to us, private programs and/or Strategic Storage Trust II, Inc., a public non-traded REIT sponsored by our sponsor (“SST II”), based on the following factors:

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

If, after consideration and analysis of these factors, the investment opportunity is suitable for us, private programs and/or SST II, then:

•

we will have priority for (i) all individual stabilized properties and portfolios of properties, at least a majority of which (based on allocated purchase price) are stabilized, with aggregate purchase prices less than $150 million, and (ii) all joint venture development properties with SmartCentres Real Estate Investment Trust;

•

Strategic Storage Growth Trust II, Inc., a private REIT sponsored by our sponsor (“SSGT II”), will have priority for all individual growth properties and portfolios of properties, at least a majority of which (based on allocated purchase price) are growth-oriented, with aggregate purchase prices less than $150 million; and

•	SST II will have priority for portfolios of properties with an aggregate purchase price of $150 million or more.

In the event all acquisition allocation factors have been exhausted and an investment opportunity remains suitable for two or more of us, private programs or SST II, then our Sponsor will offer the investment opportunity to the program that has had the longest period of time elapse since it was offered an investment opportunity. It will be the duty of our board of directors, including the independent directors, to ensure that this method is applied fairly to us.

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

Investments in Mortgage Loans

As of December 31, 2018, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

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

We were incorporated in June 2016 and commenced active business operations on March 17, 2017. As of December 31, 2018, we owned 14 self storage facilities located in five states (California, Florida, Nevada, Texas and Washington).

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

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2019.

We incurred a net loss attributable to common stockholders of approximately $4.7 million for the fiscal year ended December 31, 2018. Our accumulated deficit was approximately $5.9 million as of December 31, 2018. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2019.

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

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Offering (which may constitute a return of capital). We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to our stockholders, at least in the first few years of operation. From the commencement of paying cash distributions in February 2017, all distributions have been paid from the net proceeds of our Offerings. We may use an unlimited amount from any source to pay our distributions, and it is likely that we will continue to use Offering proceeds to fund a majority of our early distributions. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

The value of a share of our common stock may be diluted if we issue a stock distribution.

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

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including SST II and other private programs sponsored by our Sponsor. Delays we encounter in the selection, acquisition and development of income-producing and growth properties are likely to adversely affect our ability to make distributions and may also adversely affect the value of our stockholders’ investment. In such event, we may pay all or a substantial portion of any distributions from the proceeds of our Primary Offering or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of the Offering, future offerings or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available storage units. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If our Sponsor, Advisor or Property Manager loses or is unable to retain its executive officers, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of our executive officers and the executive officers of our Advisor and Property Manager, including H. Michael Schwartz, Michael S. McClure, Matt F. Lopez, Wayne Johnson and James Berg, each of whom would be difficult to replace. Neither our Advisor nor our Property Manager, as applicable, has an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor or our Property Manager. If any of these executive officers were to cease their affiliation with our Sponsor, our Advisor or our Property Manager, our operating results could suffer. Further, we only intend to maintain key person life insurance on our Chief Executive Officer. If our Sponsor, our Advisor or our Property Manager loses or is unable to retain its executive officers or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Strategic Transfer Agent Services, LLC, our Transfer Agent, has a limited operating history and a failure by our Transfer Agent to perform its functions for us effectively may adversely affect our operations.

Our Transfer Agent is a related party which was recently launched as a new business. While it is a registered transfer agent with the SEC, the business was formed on October 21, 2017 and has a limited operating history. Because of its limited experience, there is no assurance that our Transfer Agent will be able to effectively provide transfer agent and registrar services to us. Furthermore, our Transfer Agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agent and registrar services. If our Transfer Agent fails to perform its functions for us effectively, our operations may be adversely affected.

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

If our Property Manager suffers financial or other difficulties, our operating results and financial condition may be adversely impacted.

All of our properties are managed by our Property Manager. Accordingly, financial or other difficulties experienced by our Property Manager would have a greater impact on our operating results and financial condition that would be the case if the properties did not have common management. For example, a financial failure or bankruptcy filing involving our Property Manager, given that it manages all of our properties, could have a greater impact on our operating results and financial condition than a financial failure or bankruptcy filing involving a property manager that does not manage multiple properties of ours.

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

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of approximately $1.07 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies, or (4) hold shareholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

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

Our Advisor, Property Manager and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including SST II and other private programs sponsored by our Sponsor and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investments may suffer.

Our officers and one of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.

Our executive officers and one of our directors are also officers of our Advisor, our Property Manager, and other affiliated entities, including our Sponsor, SST II and other private programs sponsored by our Sponsor. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates, (6) compensation to our Advisor, and (7) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with SST II and SSGT II, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including SST II, a public non-traded REIT sponsored by our Sponsor that invests in self storage properties with assets of approximately $800 million as of September 30, 2018, SSGT II, which did not have any assets as of September 30, 2018, and other private programs sponsored by our Sponsor. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved and the Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to our stockholders and the value of their investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described herein, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of their investment.

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

Our Advisor will face conflicts of interest relating to the incentive distribution structure under our Operating Partnership Agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

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

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in the Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities, (4) issue restricted shares of our common stock to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Advisory Agreement, or (6) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders and investors purchasing shares in the Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.

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

The gross proceeds of the Offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, in order to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. To the extent we obtain any additional sources of debt or equity for future funding, such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

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

We face intense competition in every market in which we purchase or develop self storage facilities. We compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including SST II, other private programs sponsored by our sponsor, and other REITs, some of which own or may in the future own facilities similar to, or in the same markets as, the self storage properties we develop or acquire, and some of which will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds to acquire facilities. In addition, due to the relatively low cost of each individual self storage facility, other developers, owners and operators have the capability to build facilities that may compete with our facilities. In addition, competition for suitable investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self storage units in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

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

We will be subject to risks associated with the joint venture partners in our joint venture arrangements that otherwise may not be present in other real estate investments.

We have entered into and intend to continue to enter into joint ventures with respect to a portion of the properties we acquire. Ownership of joint venture interests involves risks generally not otherwise present with an investment in real estate such as the following:

•	the risk that a joint venture partner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a joint venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the risk that disputes with our joint venture partners may result in litigation, which may cause us to incur substantial costs and/or prevent our management from focusing on our business objectives;

•

the possibility that a joint venture partner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the mortgage loan financing documents applicable to the property, if any, and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by a lender;

•

the risk that a joint venture partner could breach agreements related to the property, which may cause a default under, or result in personal liability for, the applicable mortgage loan financing documents, violate applicable securities laws and otherwise adversely affect the property and the joint venture arrangement; or

•

the risk that a default by joint venture partner would constitute a default under the applicable mortgage loan financing documents, if any, that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the joint venture partner.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce the amount available for distribution to our stockholders.

In the event that our interests become adverse to those of the other joint venture partners, we may not have the contractual right to purchase the joint venture interests from the other joint venture partners. Even if we are given the opportunity to purchase such joint venture interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase such joint venture interests. We may not be able to sell our interest in a property at the time we would like to sell, such as at a time when the other joint venture partners in such property do not desire to sell their interests. In addition, we anticipate that it will be much more difficult to find a willing buyer for our joint venture interests in a property than it would be to find a buyer for a property we owned outright.

We will be subject to additional risks if we continue to make international investments.

We have acquired, and may continue to acquire, properties located outside the United States, and we may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

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

We have acquired joint venture interests and may continue to acquire joint venture interests and properties in Canada. As a result, our financial results may be adversely affected by fluctuations in the Canadian Dollar/USD exchange rate. We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. Several factors may affect the Canadian Dollar/USD exchange rate, including:

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

We are subject to additional risks due to the location of any of our properties in Canada.

In addition to currency exchange rates, the value of any joint venture interest or properties we acquire in Canada may be affected by factors peculiar to the laws and business practices of Canada. Canadian laws and customs may expose us to risks that are different from and in addition to those commonly found in the United States. Ownership and operation of foreign assets pose several risks, including, but not limited to the following:

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

We have incurred and intend to continue to incur, mortgage indebtedness and other borrowings, which may increase our business risks.

We have placed, and intend to continue to place, permanent financing on our properties and we may obtain additional credit facilities or other similar financing arrangements in order to acquire additional properties. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to our stockholders may be reduced.

If we breach covenants under our KeyBank Credit Facility, we could be held in default under such loan, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.

On July 31, 2018, we entered into a term loan (the “KeyBank Credit Facility”) with KeyBank with a maximum borrowing capacity of approximately $68 million. The KeyBank Credit Facility is secured by cross-collateralized first mortgage liens or first lien deeds of trust on 12 of our properties. The loan imposes a number of financial covenant requirements on us. If we should breach certain of those financial covenant requirements or otherwise default on this KeyBank Credit Facility, KeyBank could accelerate our repayment dates. If we do not have sufficient cash to repay these loans at the time of a default, KeyBank could foreclose on the properties securing such loans. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us.

We have incurred, and intend to continue to incur, indebtedness secured by our properties, which may result in foreclosure.

Most of our borrowings to acquire properties have been and will continue to be secured by mortgages on our properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which could adversely affect distributions to our stockholders. To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

Our obligation to make balloon payments could increase the risk of default.

Our debt may have balloon payments of up to 100% of the principal amount of such loans due on the respective maturity dates. Thus, such debt will have a substantial payment due at the scheduled maturity date, unless previously prepaid or refinanced.  Loans with a substantial remaining principal balance on their stated maturity involve greater degrees of risk of non-payment at stated maturity than fully amortizing loans. As a result, our ability to repay the such loans on their respective maturity dates will largely depend upon our ability either to prepay such loans, refinance such loans or to sell, to the extent permitted, all or a portion of the properties encumbered by such loans, if any. Our ability to accomplish any of these goals will be affected by a number of factors at the time of attempted prepayment, refinancing or sale, including, but not limited to: (i) the availability of, and competition for, credit for commercial real estate; (ii) prevailing interest rates; (iii) the net operating income generated by our properties; (iv) the fair market value of our properties; (v) our equity in our properties; (vi) our financial condition; (vii) the operating history and occupancy level of our properties; (viii) the tax laws; and (ix) the prevailing general and regional economic conditions.

Lenders have required and will likely continue to require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to our stockholders. If the limits set forth in these covenants prevent us from satisfying our distribution requirements, we could fail to qualify for federal income tax purposes as a REIT. If the limits set forth in these covenants do not jeopardize our qualification for taxation as a REIT, but prevent us from distributing 100% of our REIT taxable income, we will be subject to U.S. federal income tax, and potentially a nondeductible excise tax, on the retained amounts.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We currently have outstanding debt payments which are indexed to variable interest rates. We may also incur additional debt or issue preferred equity in the future which rely on variable interest rates. Increases in these variable interest rates in the future would increase our interest costs, which would likely reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to make payments on instruments which contain variable interest during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

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

As of December 31, 2018, we owned 14 self storage facilities located in five states comprising approximately 8,430 units and approximately 1,038,000 rentable square feet.

As of December 31, 2018, we owned the following 14 self storage facilities:

Property	Acquisition Date	Purchase Price	Year Built	Approx. Units(1)	Approx. Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)
Jensen Beach – FL	4/11/17	$4,950,000	1979	600	67,000	6.4%	94%
Texas City – TX	11/17/17	$7,960,000	2010	480	60,000	5.8%	91%
Riverside – CA	3/27/18	$6,850,000	1984	470	57,500	5.5%	91%
Las Vegas I – NV	4/5/18	$9,150,000	1996	580	55,000	5.3%	93%
Puyallup – WA	5/22/18	$13,600,000	1990	830	98,000	9.4%	86%
Las Vegas II – NV	7/18/18	$12,800,000	2006	640	76,500	7.4%	93%
Naples – FL	8/1/18	$27,250,000	2001	700	77,900	7.5%	91%
Woodlands I – TX	10/10/18	$9,900,000	2002	560	61,900	6.0%	84%
Katy – TX	10/10/18	$9,200,000	2003	570	59,200	5.7%	93%
Humble – TX	10/10/18	$7,400,000	2004	670	116,100	11.2%	86%
Woodlands II – TX	10/10/18	$10,000,000	2007	610	83,700	8.1%	82%
College Station – TX	10/10/18	$7,300,000	2004	600	71,900	6.9%	89%
Cypress – TX	10/10/18	$7,700,000	2002	580	90,100	8.7%	78%
Queenston – TX	11/6/18	$7,000,000	2007	540	63,000	6.1%	90%
Totals		$141,060,000		8,430	1,037,800	100%	88%

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 350 units).
(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 110,000 square feet).
(3)	Represents the occupied square feet divided by total rentable square feet as of December 31, 2018.

The weighted average capitalization rate for the 14 self storage facilities we owned as of December 31, 2018 was approximately 5.0%. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and acquisition expenses paid to our advisor and third parties. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

As of December 31, 2018, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income(4)
California	1	470	57,500	5.5%	91%	5.3%
Florida	2	1,300	144,900	14.0%	93%	20.1%
Nevada	2	1,220	131,500	12.7%	93%	14.5%
Texas	8	4,610	605,900	58.4%	86%	50.9%
Washington	1	830	98,000	9.4%	86%	9.2%
Total	14	8,430	1,037,800	100%	88%	100%

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 350 units).
(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 110,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2018.
(4)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month of December 2018.

Other Real Estate Investments

From time to time, we have entered into, and expect to continue to enter into, joint venture agreements with SmartCentres, for tracts of land owned in the Greater Toronto Area by SmartCentres that are intended to be developed into self storage facilities. As of December 31, 2018, we had entered into three such agreements for tracts of land located in the following cities in Ontario, Canada: Oshawa, Vaughan and Brampton. For more information, please see Note 3—Real Estate Facilities—Joint Venture with SmartCentres and Note 10—Potential Acquisitions—Joint Ventures with SmartCentres.

We anticipate that each of the foregoing will be developed into self storage facilities, as follows:

Tract of Land	Est. Completion Date	Apprx. Units	Apprx. Sq. Ft. (net)
Oshawa	2020	900	119,000
Vaughan	2020	880	118,700
Brampton	2020	1,030	133,000
Total		2,810	370,700

Subsequent Acquisitions

Acquisition of Plant City Property

On January 8, 2019, we purchased a self storage facility located in Plant City, Florida (the “Plant City Property”). We acquired the Plant City Property from an unaffiliated third party for a purchase price of approximately $14.5 million, plus closing and acquisition costs, which was funded with proceeds from our public offering and a drawdown of $6 million under the KeyBank Credit Facility. The Plant City Property contains approximately 820 self storage units and 110,000 net rentable square feet.

Joint Ventures with SmartCentres – Leaside Property

On January 9, 2019, one of our subsidiaries entered into a share purchase agreement with a company wholly owned by SST II, to purchase two companies, which together held SST II’s 50% interest in a limited partnership (the “East York Limited Partnership”) that owns a tract of land in East York, Ontario (the “East York Land”) in the Greater Toronto Area of Canada for a purchase price of approximately $4.7 million CAD which represents total costs incurred by SST II related to the East York Limited Partnership. SmartCentres is the other 50% limited partner in the East York Limited Partnership and we and SmartCentres each have an equal ranking general partner in the East York Limited Partnership. SST II previously purchased its 50% East York Limited Partnership interest at an agreed upon subscription price of approximately $3.8 million CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the land. The East York Limited Partnership intends to develop a self storage facility on the East York Land. The value of the land contributed to the East York Limited Partnership had an agreed upon fair market value of approximately $7.6 million CAD.

ITEM 3.	LEGAL PROCEEDINGS
(a)

From time to time, we may become subject to legal proceedings arising in the ordinary course of our business. As of December 31, 2018, we were not a party to any material legal proceedings, nor were we aware of any such legal proceedings contemplated by governmental authorities.

(b)	None.
ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 8, 2019, we had 3,375,917 shares of Class A common stock outstanding, 2,266,769 shares of Class T common stock outstanding and 552,093 shares of Class W common stock outstanding, held by a total of approximately 3,600 stockholders of record.

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

For income tax purposes, cash distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a cash distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. We did not declare or pay any distributions to our common stockholders and our OP unit holders during the year ended December 31, 2016. For 2017 and 2018, all of our cash distributions constituted non-taxable returns of capital.

The following table shows the cash distributions we have paid for the years ended December 31, 2017 and 2018:

Quarter	OP Unit Holders	Common Stockholders	Distributions Declared Per Common Share (1)
1st Quarter 2017	$1,332	$54,031	$0.15	(2)
2nd Quarter 2017	$3,050	$143,386	$0.39
3[r]d Quarter 2017	$3,380	$216,163	$0.39
4th Quarter 2017	$3,463	$451,540	$0.39
1[s]t Quarter 2018	$4,004	$710,976	$0.39
2[n]d Quarter 2018	$3,498	$998,126	$0.39
3rd Quarter 2018	$3,503	$1,340,577	$0.39
4[t]h Quarter 2018	$3,464	$1,590,665	$0.39

(1)	Declared distributions are paid monthly in arrears
(2)	Distributions in the first quarter of 2017 were declared for the last seven days in January and the month of February only.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2018, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	485,725
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	485,725

(1)

The total number of shares of our Class A common stock reserved for issuance under the plan is equal to 10% of our outstanding shares of Class A, Class T and Class W common stock at any time, net of any shares already issued under the plan, but not to exceed 10,000,000 shares in the aggregate. At this time, we have no plans to issue any awards under our Employee and Director Long-Term Incentive Plan, except for the granting of restricted stock to our independent directors. As of December 31, 2018, we had approximately 4,887,251 in outstanding shares of common stock.

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

Use of Proceeds from Registered Securities

On March 17, 2017, our Offering (SEC File No.  333-212639) for a maximum of $1,095,000,000 in shares of common stock, consisting of up to $1 billion in shares of our common stock for sale to the public and up to $95,000,000 in shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of December 31, 2018, we had sold approximately 2,602,000 Class A Shares for gross proceeds of approximately $64.8 million, approximately 1,570,000 Class T Shares for gross proceeds of approximately $38.0 million and approximately 354,000 Class W shares for gross proceeds of approximately $8.1 million in our Public Offering. From this amount, we incurred approximately $10.1 million in selling commissions and dealer manager fees (of which approximately $7.0 million was re-allowed to third party broker-dealers), and approximately $3.3 million in organization and offering costs.

With the net offering proceeds, we acquired approximately $141.1 million in self storage facilities and made other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As noted in Item 1 of this report and above, on June 15, 2016, our Advisor purchased 44 shares of common stock for $1,000 and became our initial stockholder.

Redemption Program

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. As of December 31, 2018, approximately $2.1 million of common stock was available for redemption and approximately $80,000 of redemptions payable was included in accrued expenses and other liabilities in the consolidated balance sheet as of December 31, 2018. During the three months ended December 31, 2018, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
October 31, 2018	1,200	$22.46	1,200	34,228
November 30, 2018	—	—	—	34,228
December 31, 2018	—	—	—	34,228

ITEM 6.SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	As of and for the Year Ended December 31, 2018	As of and for the Year Ended December 31, 2017	As of and For the Period June 1, 2016 (date of inception) through December 31, 2016
Operating Data
Total revenues	$5,764,028	$475,404	$—
Operating loss	(3,517,494)	(1,246,680)	—
Net loss attributable to Strategic Storage Trust IV, Inc. common stockholders	(4,708,285)	(1,230,755)	—
Net loss per Class A common share-basic and diluted	(1.39)	(1.74)	—
Net loss per Class T common share-basic and diluted	(1.39)	(1.74)	—
Net loss per Class W common share-basic and diluted	(1.39)	(1.74)	—
Dividends declared per common share	1.56	1.32	—
Balance Sheet Data
Real estate facilities	$135,980,078	$12,339,539	$—
Total assets	161,942,760	35,804,087	201,000
Total debt	63,777,861	—	—
Total liabilities	69,129,692	1,105,316	—
Total equity	90,719,079	34,515,351	201,000
Other Data
Net cash used in operating activities	$(97,732)	$(1,289,006)	$—
Net cash used in investing activities	(132,453,332)	(13,337,799)	—
Net cash provided by financing activities	126,417,379	36,354,930	201,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2018, we owned 14 self storage facilities located in five states comprising approximately 8,430 units and approximately 1,038,000 rentable square feet.

As of December 31, 2018, we owned 50% of the equity interests of an entity that owned a tract of land in the Greater Toronto Area that is intended to be developed into a self storage facility, with a subsidiary of SmartCentres owning the other 50% of such entity. In addition, we had entered into two other contribution agreements with respect to two separate tracts of land in the Greater Toronto Area owned by SmartCentres. For more information, see Item 2—Properties—Other Real Estate Investments.

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

On March 17, 2017, we commenced our Offering and formal operations. On April 11, 2017, we acquired our first self storage property located in Florida comprising approximately 600 units and approximately 67,000 rentable square feet. As of December 31, 2018 and 2017, we owned 14 self storage facilities and two self storage facilities, respectively.

Our operating results for the year ended December 31, 2017 include partial year results for our first two facilities acquired during 2017.  Our operating results for the year ended December 31, 2018 include full year results for two self storage facilities acquired during 2017 and partial year results for 12 facilities acquired during 2018. As such, we believe there is little basis for comparison between the years ended December 31, 2018 and 2017. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

As a result of the timing of our formation and commencement of operations, we had no operations during the period from June 1, 2016 (date of inception) through December 31, 2016 and we acquired our first two properties during 2017. As such, we believe there is little basis for comparison between the period from June 1, 2016 (date of inception) through December 31, 2016 and the year ended December 31, 2017. We expect revenue and expenses to increase in future periods as we acquire additional properties.

Comparison of the Years Ended December 31, 2018 and 2017

Total Revenues

Total revenues for the years ended December 31, 2018 and 2017 were approximately $5,764,000 and $475,000, respectively. The increase in total revenues is primarily attributable to a full year of operations for two properties and partial year of operations for 12 properties acquired during the year ended December 31, 2018, compared to a partial year operations for two properties in the year ended December 31, 2017. We expect total revenues to increase in the future commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the years ended December, 2018 and 2017 were approximately $1,851,000 and $205,000, respectively.  Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full year of operations for two properties and a partial year of operations for 12 properties acquired during the year ended December 31, 2018, compared to a partial year of operations for two properties in the year ended December 31, 2017. We expect property operating expenses to increase in the future commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the years ended December 31, 2018 and 2017 were approximately $964,000 and $81,000, respectively.  Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full year of operations for two properties and a partial year of operations for 12 properties acquired during the year ended December 31, 2018, compared to a partial year of operations for two properties acquired in the year ended December 31, 2017.  We expect property operating expenses – affiliates to increase in the future commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2018 and 2017 were approximately $1,714,000 and $726,000, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to an increase in legal expenses, our Advisor’s payroll related costs, transfer agent fees, professional expenses, and accounting expenses commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2018 and 2017 were approximately $3,416,000 and $285,000, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full year of operations for two properties and a partial year of operations for 12 properties acquired during the year ended December 31, 2018, compared to a partial year of operations for two properties acquired in the year ended December 31, 2017. We expect depreciation and amortization expense to increase in the future commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the years ended December 31, 2018 and 2017 were approximately $667,000 and $188,000, respectively. The increase in acquisition expenses primarily relates to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses – affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the years ended December 31, 2018 and 2017 were approximately $671,000 and $237,000, respectively. The increase in acquisition expenses primarily relates to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy.  We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the years ended December 31, 2018 and 2017 were approximately $908,000 and none, respectively. The increase in interest expense was due to debt obtained in conjunction with some of the properties acquired during 2018. We expect interest expense to increase in the future commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the years ended December 31, 2018 and 2017 were approximately $434,000 and none, respectively. The increase in interest expense – debt issuance costs was due to debt obtained in conjunction with some of the properties acquired during 2018. We expect interest expense – debt issuance costs to increase in the future commensurate with our future financing activity.

Other Income

Other income for the years ended December 31, 2018 and 2017 was approximately $139,000 and none, respectively. The increase in other income primarily relates to interest income earned on cash balances during the year ended December 31, 2018.

Comparison of the Year Ended December 31, 2017 and the Period from June 1, 2016 (date of inception) through December 31, 2016

Total Revenues

Total revenues for the year ended December 31, 2017 were approximately $475,000 compared to none in the prior period. The increase is attributable to the acquisition of our first self storage property during the second quarter of 2017 and our second self storage property during the fourth quarter of 2017. We expect total revenues to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2017 were approximately $205,000 compared to none in the prior period. Property operating expenses include the cost to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is attributable to the acquisition of our first self storage property during the second quarter of 2017 and our second self storage property during the fourth quarter of 2017. We expect property operating expenses to increase in the future commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the year ended December 31, 2017 were approximately $81,000 compared to none in the prior period. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is attributable to the acquisition of our first self storage property during the second quarter of 2017 and our second property during the fourth quarter of 2017. We expect property operating expenses – affiliates to increase in future periods commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017 were approximately $726,000 compared to none in the prior period. The increase in general and administrative expenses is primarily attributable to legal expenses, transfer agent fees, directors’ and officers’ insurance expense, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related cost commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the year ended December 31, 2017 were approximately $285,000 compared to none in the prior period. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from the acquisition of our first self storage property during the second quarter of 2017 and second self storage property during the fourth quarter of 2017. We expect depreciation and amortization to increase in the future commensurate with our acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the year ended December 31, 2017 were approximately $188,000 compared to none in the prior period. The increase in acquisition expenses primarily relates to the costs associated with our first self storage property acquired during the second quarter of 2017, our second self storage property acquired during the fourth quarter of 2017 and prospective self storage properties to be acquired in future periods. We expect acquisition expenses- affiliates to increase in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the year ended December 31, 2017 were approximately $237,000 compared to none in the prior period. The increase in acquisition expenses primarily relates to the property acquisition expenses incurred by third parties and primarily relate to the costs associated with our first self storage property acquired during the second quarter of 2017, our second property acquired during the fourth quarter of 2017 and prospective self storage properties to be acquired in future periods.  We expect other property acquisition expenses to increase in the future commensurate with our acquisition activity.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2018 and 2017 are as follows:

	Year ended December 31, 2018	Year ended December 31, 2017	Change
Net cash flow provided by (used in):
Operating activities	$(97,732)	$(1,289,006)	1,191,274
Investing activities	(132,453,332)	(13,337,799)	(119,115,533)
Financing activities	126,417,379	36,354,930	90,062,449

Cash flows used in operating activities for the years ended December 31, 2018 and 2017 were approximately $98,000 and $1.3 million, respectively, a change of approximately $1.2 million. The change in cash used in our operating activities is primarily the result of an increase in accounts payable and accrued liabilities of approximately $1.6 million, offset by a decrease in other assets, net of approximately $0.5 million.

Cash flows used in investing activities for the years ended December 31, 2018 and 2017 were approximately $132.5 million and $13.3 million, respectively, an increase of approximately $119.1 million. The increase in cash used in our investing activities is primarily the result of an increase in acquisitions during the year ended December 31, 2018 of approximately $113.5 million, an increase in investment in equity method investment of approximately $2.5 million, an increase in investment in joint ventures of approximately $0.9 million, as well as an increase in deposits made on potential future acquisitions of approximately $2.7 million.

Cash flows provided by financing activities for the years ended December 31, 2018 and 2017 were approximately $126.4 million and $36.4 million, respectively, an increase of approximately $90.0 million. The increase in cash provided by our financing activities is primarily the result of an increase in net proceeds raised from our Offering of approximately $31.0 million and proceeds from issuance of debt of $62.0 million, primarily offset by an increase in cash distributions paid of approximately $1.9 million.

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

Distribution Policy

On December 20, 2018, our board of directors declared a daily distribution rate for the first quarter of 2019 of approximately $0.004281 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on January 1, 2019 and ending March 31, 2019. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the Offering. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Distributions are paid to our stockholders as of the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares, Class T Shares and Class W Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees and distributions of Class W Shares will likely be lower than distributions on Class A Shares because Class W Shares are subject to the ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Year Ended December 31, 2018		Year Ended December 31, 2017
Distributions paid in cash — common stockholders	$2,620,607		$681,700
Distributions paid in cash — Operating Partnership unitholders	14,469		11,225
Distributions reinvested	2,019,737		183,420
Total distributions	$4,654,813		$876,345
Source of distributions
Cash flows provided by operations	—	0%	—	0%
Offering proceeds from Primary Offering and Private Offering Transaction	2,635,076	56.6%	692,925	79.1%
Offering proceeds from distribution reinvestment plan	2,019,737	43.4%	183,420	20.9%
Total sources	$4,654,813	100.0%	$876,345	100.0%

From our inception through December 31, 2018, we paid cumulative distributions of approximately $5.5 million, as compared to cumulative net loss attributable to our common stockholders of approximately $5.9 million. For the year ended December 31, 2018, we paid distributions of approximately $4.7 million, as compared to a net loss attributable to our common stockholders of approximately $4.7 million. Net loss attributable to our common stockholders for the year ended December 31, 2018 reflects non-cash depreciation and amortization of approximately $3.9 and acquisition related expenses of approximately $1.3 million. Cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $4.1 million, and acquisition related expenses of approximately $1.8 million.

For the year ended December 31, 2017, we paid distributions of approximately $876,000, as compared to cumulative net loss attributable to our common stockholders of approximately $1.2 million. Net loss attributable to our common stockholders for the year ended December 31, 2017 and cumulative net loss reflect non-cash depreciation and amortization of approximately $285,000, and acquisition related expenses of approximately $425,000. From our commencement of paying cash distributions on our common shares in February 2017, distributions were paid solely from proceeds of our Offerings.

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

Indebtedness

As of December 31, 2018, our total indebtedness was approximately $63.8 million which included approximately $62.0 million of variable rate debt and approximately $2.3 million of fixed rate debt, less approximately $0.5 million in net debt issuance costs. As of December 31, 2017, we did not have any third-party indebtedness. Some of our debt has a maturity date in 2019, which we intend to exercise the extension option or repay the loan through debt refinancing. See Note 5 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018:

	Payments due during the years ended December 31,
	Total	2019	2020-2021	2022-2023	Thereafter
Mortgage interest(1)	$2,855,025	$1,938,875	$262,527	$226,383	$427,240
Mortgage principal(2)	64,303,182	62,120,974	266,314	302,457	1,613,437
Total contractual obligations	$67,158,207	$64,059,849	$528,841	$528,840	$2,040,677
(1)

Interest expense on variable rate debt was calculated based upon the contractual rates in effect as of December 31, 2018. Interest expense on the KeyBank Credit Facility is calculated presuming the amount outstanding as of December 31, 2018 would remain outstanding through the maturity date of July 31, 2019. Interest expense on the Katy Loan is calculated presuming the amount outstanding as of December 31, 2018 would remain outstanding through the maturity date of September 1, 2031.

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

As of December 31, 2018, our total indebtedness was approximately $63.8 million, which included approximately $62.0 million in variable rate debt and approximately $2.3 million in fixed rate debt, less approximately $0.5 million in debt issuance costs. As of December 31, 2017, we had no debt. Our debt instruments were entered into for other than trading purposes. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.6 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of December 31, 2018:

	Payments due during the years ended December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Variable rate debt	$62,000,000	$—	$—	$—	$—	$—	$62,000,000
Average interest rate(1)	4.96%	N/A	N/A	N/A	N/A	N/A
Fixed rate debt	$120,974	$128,922	$137,392	$146,419	$156,038	$1,613,437	$2,303,182
Average interest rate(1)	6.38%	6.38%	6.38%	6.38%	6.38%	6.38%

(1)

Interest expense for the variable rate debt was calculated based on the rate in effect on December 31, 2018. Interest expense on the KeyBank Credit Facility is calculated presuming the amount outstanding as of December 31, 2018 would remain outstanding through the maturity date of July 31, 2019. Interest expense on the Katy Loan is calculated presuming the amount outstanding as of December 31, 2018 would remain outstanding through the maturity date of September 1, 2031.

Currently, our only foreign exchange rate risk comes from our Canadian joint venture interests and the Canadian Dollar (“CAD”). As a result of fluctuations in currency exchange, our cash flows and results of operations could be affected.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2018, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the year ended December 31, 2018, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

we expect to file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instructions G(3) to Form 10-K and is incorporated by reference to the 2019 Proxy Statement. Only those sections of the 2019 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC.

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

3.3

Certificate of Correction to the First Articles of Amendment and Restatement of Strategic Storage Trust IV, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q, filed on August 13, 2018, Commission File No. 000-55928

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on January 10, 2019, Commission File No. 333-212639

10.1

First Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership IV, L.P., incorporated by reference to Exhibit 10.1 Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on February 10, 2017, Commission File No. 333-212639

10.2

Amendment No.  1 to the First Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership IV, L.P., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 13, 2018, Commission File No. 000-55928

10.3	Advisory Agreement, incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on March 9, 2017, Commission File No. 333-212639

10.4

Strategic Storage Trust IV, Inc. Distribution Reinvestment Plan (included as Appendix B to prospectus), incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on January 10, 2019, Commission File No. 333-212639

10.5

Employee and Director Long-Term Incentive Plan of Strategic Storage Trust IV, Inc., incorporated by reference to Exhibit 10.4 Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on February 10, 2017, Commission File No. 333-212639

10.6	San Gabriel Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 9, 2018, Commission File No. 333-212639

10.7	Escondido Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 19, 2018, Commission File No. 333-212639

10.8	Houston Portfolio Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 24, 2018, Commission File No. 333-212639

10.9	Naples Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on June 11, 2018, Commission File No. 000-55928

Exhibit No.	Description

10.10	KeyBank Credit Agreement, dated July 31, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on August 6, 2018, Commission File No. 000-55928

10.11

First Amendment to the KeyBank Credit Agreement, dated January 8, 2019, incorporated by reference to Exhibit 10.13 to the Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on January 10, 2019, Commission File No. 333-212639

10.12	KeyBank Guaranty, dated July 31, 2018, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on August 6, 2018, Commission File No. 000-55928

10.13	Newark Purchase Agreement, dated December 17, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on December 21, 2018, Commission File No. 000-55928

10.14*	First Amendment to the Newark Purchase Agreement, dated January 11, 2019

10.15*	Second Amendment to the Newark Purchase Agreement, dated February 19, 2019

10.16*	Third Amendment to the Newark Purchase Agreement, dated March 12, 2019

21.1	Subsidiaries of Strategic Storage Trust IV, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11, filed on July 22, 2016, Commission File No. 333-212639

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Trust IV, Inc. financial information for the Year Ended December 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 20, 2019.

STRATEGIC STORAGE TRUST IV, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 20, 2019
H. Michael Schwartz

/s/ Matt F. Lopez	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 20, 2019
Matt F. Lopez

/s/ Alexander S. Vellandi	Independent Director	March 20, 2019
Alexander S. Vellandi

/s/ Dean I. Ader	Independent Director	March 20, 2019
Dean I. Ader

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Strategic Storage Trust IV, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Storage Trust IV, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years ended December 31, 2018 and 2017 and for the period from June 1, 2016 (date of inception) through December 31, 2016, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years ended December 31, 2018 and 2017, and for the period from June 1, 2016 (date of inception) through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California

March 20, 2019

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	December 31,
	2018	2017
ASSETS
Real estate facilities:
Land	$26,485,823	$1,713,976
Buildings	103,015,323	9,614,412
Site improvements	6,478,932	1,011,151
	135,980,078	12,339,539
Accumulated depreciation	(1,769,436)	(138,219)
Real estate facilities, net	134,210,642	12,201,320
Cash and cash equivalents	15,672,258	21,929,125
Restricted cash	123,182	—
Other assets, net	7,778,605	1,221,753
Intangible assets, net of accumulated amortization	4,158,073	451,889
Total assets	$161,942,760	$35,804,087
LIABILITIES AND EQUITY
Secured debt, net	$63,777,861	$—
Accounts payable and accrued liabilities	3,027,701	301,273
Due to affiliates	1,720,633	587,628
Distributions payable	603,497	216,415
Total liabilities	69,129,692	1,105,316
Commitments and contingencies (Note 7)
Redeemable common stock	2,093,989	183,420
Equity:
Strategic Storage Trust IV, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2018 and 2017	—	—
Class A Common stock, $0.001 par value; 315,000,000 shares authorized; 2,962,849 and 1,253,576 shares issued and outstanding at December 31, 2018 and 2017, respectively	2,964	1,254
Class T Common stock, $0.001 par value; 315,000,000 shares authorized; 1,570,411 and 426,228 shares issued and outstanding at December 31, 2018 and 2017, respectively	1,570	426
Class W common stock, $0.001 par value; 70,000,000 shares authorized; 353,991 and 110,646 shares issued and outstanding at December 31, 2018 and 2017, respectively	354	111
Additional paid-in capital	102,710,956	36,653,000
Distributions	(6,106,597)	(1,079,785)
Accumulated deficit	(5,939,040)	(1,230,755)
Accumulated other comprehensive loss	(96,670)	—
Total Strategic Storage Trust IV, Inc. equity	90,573,537	34,344,251
Noncontrolling interests in our Operating Partnership	145,542	171,100
Total equity	90,719,079	34,515,351
Total liabilities and equity	$161,942,760	$35,804,087

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2018 and 2017 and For the Period from June 1, 2016 (date of inception) through December 31, 2016

	Year Ended December 31, 2018	Year Ended December 31, 2017	For the Period from June 1, 2016 (date of inception) through December 31, 2016
Revenues:
Self storage rental revenue	$5,736,613	$474,752	$—
Ancillary operating revenue	27,415	652	—
Total revenues	5,764,028	475,404	—
Operating expenses:
Property operating expenses	1,851,022	205,357	—
Property operating expenses – affiliates	963,695	81,016	—
General and administrative	1,713,540	726,028	—
Depreciation	1,656,502	138,497	—
Intangible amortization expense	1,759,531	146,372	—
Acquisition expense - affiliates	666,416	187,641	—
Other property acquisition expenses	670,816	237,173	—
Total operating expenses	9,281,522	1,722,084	—
Operating loss	(3,517,494)	(1,246,680)	—
Other income (expense):
Interest expense	(907,602)	—	—
Interest expense – debt issuance costs	(434,029)	—	—
Other	139,172	—	—
Net loss	(4,719,953)	(1,246,680)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	11,668	15,925	—
Net loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(4,708,285)	$(1,230,755)	$—
Net loss per Class A share—basic and diluted	$(1.39)	$(1.74)	$—
Net loss per Class T share—basic and diluted	$(1.39)	$(1.74)	$—
Net loss per Class W share—basic and diluted	$(1.39)	$(1.74)	$—
Weighted average Class A shares outstanding—basic and diluted	2,179,746	577,117	42
Weighted average Class T shares outstanding—basic and diluted	971,724	94,823	—
Weighted average Class W shares outstanding—basic and diluted	231,901	36,614	—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2018 and 2017 and For the Period from June 1, 2016 (date of inception) through December 31, 2016

	Year Ended December 31, 2018	Year Ended December 31, 2017	For the Period from June 1, 2016 (date of inception) through
Net loss	$(4,719,953)	$(1,246,680)	$—
Other comprehensive loss:
Foreign currency translation adjustment	(96,670)	—	—
Comprehensive loss	(4,816,623)	(1,246,680)	—
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	11,766	15,925	—
Comprehensive loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(4,804,857)	$(1,230,755)	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2018 and 2017 and For the Period from June 1, 2016 (Date of inception) through December 31, 2016

	Common Stock										Total
	Class A		Class T		Class W					Accumulated	Strategic	Noncontrolling
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Other Comprehensive Loss	Storage Trust IV, Inc. Equity	Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of June 1, 2016 (date of inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross proceeds from issuance of common stock	44	—	—	—	—	—	1,000	—	—	—	1,000	—	1,000	—
Issuance of limited partnership units in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	200,000	200,000	—
Balance as of December 31, 2016	44	—	—	—	—	—	1,000	—	—	—	1,000	200,000	201,000	—
Gross proceeds from issuance of common stock	1,248,210	1,249	424,613	424	109,749	110	42,412,111	—	—	—	42,413,894	—	42,413,894	—
Offering costs	—	—	—	—	—	—	(5,760,103)	—	—	—	(5,760,103)	—	(5,760,103)	—
Changes to redeemable common stock	—	—	—	—	—	—	(183,420)	—	—	—	(183,420)	—	(183,420)	183,420
Distributions	—	—	—	—	—	—	—	(1,079,785)	—	—	(1,079,785)	—	(1,079,785)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(12,975)	(12,975)	—
Issuance of shares for distribution reinvestment plan	5,322	5	1,615	2	897	1	183,412	—	—	—	183,420	—	183,420	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(1,230,755)	—	(1,230,755)	—	(1,230,755)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(15,925)	(15,925)	—
Balance as of December 31, 2017	1,253,576	1,254	426,228	426	110,646	111	36,653,000	(1,079,785)	(1,230,755)	—	34,344,251	171,100	34,515,351	183,420
Gross proceeds from issuance of common stock	1,653,971	1,654	1,117,785	1,118	237,087	237	73,654,959	—	—	—	73,657,968	—	73,657,968	—
Offering costs	—	—	—	—	—	—	(7,606,292)	—	—	—	(7,606,292)	—	(7,606,292)	—
Changes to redeemable common stock	—	—	—	—	—	—	(2,019,737)	—	—	—	(2,019,737)	—	(2,019,737)	2,019,737
Redemptions of common stock	(1,200)	(1)	—	—	—	—	—	—	—	—	(1)	—	(1)	(109,168)
Issuance of restricted stock	3,000	3	—	—	—	—	—	—	—	—	3	—	3	—
Distributions	—	—	—	—	—	—	—	(5,026,812)	—	—	(5,026,812)	—	(5,026,812)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(13,890)	(13,890)	—
Issuance of shares for distribution reinvestment plan	53,502	54	26,398	26	6,258	6	2,019,651	—	—	—	2,019,737	—	2,019,737	—
Stock based compensation expense	—	—	—	—	—	—	9,375	—	—	—	9,375	—	9,375	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(4,708,285)	—	(4,708,285)	—	(4,708,285)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(11,668)	(11,668)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(96,670)	(96,670)	—	(96,670)	—
Balance as of December 31, 2018	2,962,849	$2,964	1,570,411	$1,570	353,991	$354	$102,710,956	$(6,106,597)	$(5,939,040)	$(96,670)	$90,573,537	$145,542	$90,719,079	$2,093,989

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018 and 2017 and For the Period from June 1, 2016 (Date of inception) through December 31, 2016

	Year Ended December 31, 2018	Year Ended December 31, 2017	For the Period from June 1, 2016 (date of inception) through December 31, 2016
Cash flows from operating activities:
Net loss	$(4,719,953)	$(1,246,680)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,416,033	284,869	—
Amortization of debt issuance costs	434,029	—	—
Stock based compensation expense related to issuance of restricted stock	9,375	—	—
Increase (decrease) in cash and cash equivalents from change in assets and liabilities:
Other assets, net	(1,120,211)	(624,094)	—
Accounts payable and accrued liabilities	1,861,423	273,480	—
Due to affiliates	21,572	23,419	—
Net cash used in operating activities	(97,732)	(1,289,006)	—
Cash flows from investing activities:
Purchase of real estate	(126,347,130)	(12,910,000)	—
Additions to real estate facilities	(436,517)	(27,799)	—
Deposits on acquisitions of real estate facilities	(3,060,313)	(400,000)	—
Return of deposits on acquisitions of real estate	750,000	—	—
Investment in equity method investment	(2,450,000)	—	—
Investment in joint ventures	(909,372)	—	—
Net cash used in investing activities	(132,453,332)	(13,337,799)	—
Cash flows from financing activities:
Proceeds from issuance of secured debt	62,000,000	—	—
Scheduled principal payments on secured debt	(19,423)	—	—
Gross proceeds from issuance of common stock	74,542,378	42,215,956	1,000
Offering costs	(6,481,892)	(5,168,101)	—
Redemption of common stock	(26,955)	—	—
Distributions paid to common stockholders	(2,620,607)	(681,700)	—
Distributions paid to noncontrolling interest in our Operating Partnership	(14,469)	(11,225)	—
Debt issuance costs	(961,653)	—	—
Issuance of noncontrolling interests in our Operating Partnership	—	—	200,000
Net cash provided by financing activities	126,417,379	36,354,930	201,000
Change in cash, cash equivalents and restricted cash	(6,133,685)	21,728,125	201,000
Cash, cash equivalents and restricted cash, beginning of period	21,929,125	201,000	—
Cash, cash equivalents and restricted cash, end of period	$15,795,440	$21,929,125	$201,000
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$621,675	$—	$—
Loan assumed during purchase of real estate facilities	$2,322,606	$—	$—
Proceeds from issuance of common stock in other assets	$—	$197,938	$—
Offering costs included in due to affiliates	$1,269,021	$564,209	$—
Offering costs included in accounts payable and accrued liabilities	$46,038	$27,793	$—
Redemption of common stock in accounts payable and accrued liabilities	$82,213	$—	$—
Distributions payable	$603,497	$216,415	$—
Issuance of shares pursuant to distribution reinvestment plan	$2,019,737	$183,420	$—
Foreign currency translation adjustment	$96,670	$—	$—
Other assets included in accounts payable and accrued liabilities	$84,547	$—	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

We have no employees. Our Advisor, a Delaware limited liability company, was formed on May 31, 2016. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement we entered into with our Advisor (our “Advisory Agreement”) on March 3, 2017. The officers of our Advisor, as well as some of the officers of our Sponsor, are also officers of us.

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

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction” and together with the Primary Offering, the “Offerings”). Due to the proceeds raised in our Private Offering Transaction, there was not a minimum number of shares we needed to sell before accepting subscriptions for the Primary Offering. On March 17, 2017 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective and we commenced formal operations. As of December 31, 2018, approximately 2,602,000 Class A shares for gross offering proceeds of approximately $64.8 million, approximately 1,570,000  Class T shares for gross offering proceeds of approximately $38.0 million and approximately 354,000 Class W shares for gross offering proceeds of approximately $8.1 million had been sold in the Offering. We have invested, and intend to continue to invest, the net proceeds from our Offerings primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of December 31, 2018, we owned 14 operating self storage properties located in five states (California, Florida, Nevada, Texas and Washington).

Our operating partnership, Strategic Storage Operating Partnership IV, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on June 2, 2016. On June 15, 2016, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 (8,889 partnership units) and on June 15, 2016, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. As of December 31, 2018, we owned approximately 99.8% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.2% of the common units are owned by our Advisor.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS IV, Inc., a Delaware corporation (the “TRS”) which was formed on June 2, 2016, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager is a Delaware limited liability company which was formed on May 31, 2016 to manage our properties. An affiliate of our Property Manager owns the rights to the “SmartStop® Self Storage” brand and our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. Please see Note 6 – Related Party Transactions – Property Management Agreement.

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

December 31, 2018

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

As of December 31, 2017, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our Operating Partnership. As of December 31, 2018, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than three joint ventures and one preferred equity investment, which are all accounted for under the equity method of accounting.  Please see Notes 3 and 10. Other than the entities noted above, we do not currently have any relationships with unconsolidated entities or financial partnerships.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes, insurance and capital improvements in connection with the requirements of one of our loan agreements.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $5.5 million and $600,000 in intangible assets to recognize the value of in-place leases related to our acquisitions during the years ended December 31, 2018 and 2017, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework provides guidance for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. We adopted this ASU on January 1, 2018. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the year ended December 31, 2018, we acquired twelve properties that did not meet the revised definition of a business, and we capitalized approximately $515,000 of acquisition-related transaction costs that would have otherwise been expensed under the guidance in effect prior to January 1, 2018.

During the years ended December 31, 2018 and 2017, and the period from June 1, 2016 (date of inception) through December 31, 2016, we expensed approximately $1.3 million, $425,000 and none, respectively of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2018 and 2017, and the period from June 1, 2016 (date of inception) through December 31, 2016, no impairment losses were recognized.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of December 31, 2018 and 2017, the gross amounts allocated to in-place lease intangibles were approximately $6.1 million and $600,000, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $1.9 million and $150,000, respectively.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Total estimated future amortization expense of intangible assets for the years ending December 31, 2019 and 2020 is approximately $3.6 million and $0.6 million, respectively, and none for the years thereafter.

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt (see Note 5). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2018 and 2017, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.4 million and none, respectively.

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

December 31, 2018

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

For the year ended December 31, 2018, we received redemption requests totaling approximately $110,000 (approximately 4,900 shares), approximately $30,000 of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $80,000 included in accounts payable and accrued liabilities as of December 31, 2018, and fulfilled in January 2019. For the year ended December 31, 2017, we did not receive any requests for redemptions.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

The carrying amounts of cash and cash equivalents, restricted cash, other assets, variable – rate debt, accounts payable and accrued liabilities, distributions payable and amounts due to affiliates approximate fair value.

The table below summarizes our fixed rate notes payable at December 31, 2018 as we had no fixed rate notes payable at December 31, 2017. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2018
	Fair Value	Carrying Value
Fixed Rate Secured Debt	$2,350,000	$2,303,183

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” as ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. This ASU was applied using the modified retrospective approach. We have determined that our self storage rental revenues are not subject to the guidance in ASU 2014-09, as they qualify as lease contracts, which are excluded from its scope. We adopted this ASU on January 1, 2018 and its adoption did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. We adopted this standard on January 1, 2019 using the modified retrospective approach, without applying the provisions to comparative periods presented. Its adoption did not have a material impact on our consolidated financial statements as substantially all of our lease revenues are derived from month-to-month leases and, as lessee, we have no significant leases.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2018 and 2017:

Real estate facilities
Balance at December 31, 2016	$—
Facility acquisitions	12,311,740
Improvements and additions	27,799
Balance at December 31, 2017	12,339,539
Facility acquisitions	123,204,022
Improvements and additions	436,517
Balance at December 31, 2018	$135,980,078
Accumulated depreciation
Balance at December 31, 2016	$—
Depreciation expense	(138,219)
Balance at December 31, 2017	(138,219)
Depreciation expense	(1,631,217)
Balance at December 31, 2018	$(1,769,436)

The following table summarizes the purchase price allocations for our acquisitions during the year ended December 31, 2018:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Assumed	2018 Revenue(2)	2018 Property Operating Income(2)(3)
Riverside - CA	3/27/18	$6,583,372	$281,736	$6,865,108	$—	$500,448	$259,590
Las Vegas I - NV	4/05/18	8,841,728	346,682	9,188,410	—	558,716	362,870
Puyallup - WA	5/22/18	12,958,853	672,423	13,631,276	—	745,745	481,834
Las Vegas II - NV	7/18/18	12,353,623	501,662	12,855,285	—	466,454	338,479
Naples - FL	8/01/18	26,321,299	972,211	27,293,510	—	773,181	578,949
Woodlands I - TX	10/10/18	9,723,302	432,000	10,155,302	—	203,176	122,513
Katy - TX	10/10/18	9,032,652	435,000	9,467,652	2,322,606	208,238	124,943
Humble - TX	10/10/18	7,846,806	405,000	8,251,806	—	201,356	102,998
Woodlands II - TX	10/10/18	9,036,618	441,000	9,477,618	—	202,579	123,418
College Station - TX	10/10/18	7,008,870	346,000	7,354,870	—	163,310	95,181
Cypress - TX	10/10/18	6,567,471	319,000	6,886,471	—	146,842	62,701
Queenston - TX	11/06/18	6,929,428	313,000	7,242,428	—	115,524	57,498
		$123,204,022	$5,465,714	$128,669,736	$2,322,606	$4,285,569	$2,710,974

(1)

The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid for the transaction, including capitalized acquisition costs.

(2)	The operating results of the facilities acquired above have been included in our consolidated statement of operations since their respective acquisition dates.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, depreciation, amortization, and acquisition expenses.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The following table summarizes the purchase price allocations for our acquisitions during the year ended December 31, 2017:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2017 Revenue(2)	2017 Property Operating Income(2)(3)
Jensen Beach - Florida	04/11/17	$4,716,742	$233,258	$4,950,000	$380,582	$182,357
Texas City - Texas	11/17/17	7,594,998	365,002	7,960,000	94,822	56,084
		$12,311,740	$598,260	$12,910,000	$475,404	$238,441
(1)	The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid for the transaction.
(2)	The operating results of the facilities acquired above have been included in our consolidated statement of operations since their respective acquisition dates.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, depreciation, amortization, and acquisition expenses.

Investment in Joint Venture with SmartCentres

From time to time, we have entered into, and expect to continue to enter into, joint venture agreements with a subsidiary of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), for tracts of land owned by SmartCentres that are intended to be developed into self storage facilities.

The Company accounts for these investments using the equity method of accounting and they will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments.

In August 2018, one of our subsidiaries entered into a contribution agreement (the “Contribution Agreement”) with a subsidiary of SmartCentres, for a tract of land owned by SmartCentres and located in Oshawa, Ontario (the “Oshawa Land”) in the Greater Toronto Area of Canada. In September 2018, we closed on the Oshawa Land, which is now owned by a limited partnership (the “Limited Partnership”), in which we (through our subsidiary) and SmartCentres (through its subsidiary) are each a 50% limited partner and each have an equal ranking general partner in the Limited Partnership. At closing, we subscribed for 50% of the units in the Limited Partnership at an agreed upon subscription price of approximately $750,000 CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the Oshawa Land. The Limited Partnership intends to develop a self storage facility on the Oshawa Land. Our investment in the Oshawa land of approximately $620,000 is included in other assets, in the accompanying Consolidated Balance Sheet as of December 31, 2018.

Note 4. Pro Forma Financial Information (Unaudited)

The table set forth below summarizes, on a pro forma basis, the results of operations of the Company for the years ended December 31, 2018 and 2017. Such presentation reflects the Company’s acquisitions that occurred during 2018 and 2017, which met the GAAP definition of a business in effect at that time, as if the acquisitions had occurred as of January 1, 2017 and June 1, 2016 (inception), respectively. As the Company’s acquisitions that were completed during the year ended December 31, 2018 did not meet the revised definition of a business, no adjustments for these acquisitions have been reflected in the pro forma information below. This pro forma information does not purport to represent what the actual consolidated results of operations of the Company would have been for the periods indicated, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Pro forma revenue	$5,764,028	$1,252,321
Pro forma operating expenses	(8,921,558)	(2,329,533)
Pro forma net loss attributable to common shareholders	(4,349,211)	(1,063,773)

The pro forma financial information for the years ended December 31, 2018 and 2017 were adjusted to exclude approximately none and $265,000, respectively, for acquisition related expenses.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 5. Secured Debt

KeyBank Credit Facility

On July 31, 2018, the Company, through six special purpose entities (collectively, the “Borrower”) wholly owned by our Operating Partnership, entered into a credit agreement (the “Credit Agreement”) with KeyBank, National Association (“KeyBank”), as administrative agent and KeyBanc Capital Markets, LLC, as sole book runner and sole lead arranger.

Under the terms of the Credit Agreement, the Borrower had an initial maximum borrowing capacity up to $70 million (the “KeyBank Credit Facility”). On July 31, 2018, in order to finance a portion of the Naples acquisition, the Borrower, through six special purposes entities, borrowed $17 million on the KeyBank Credit Facility. On October 10, 2018, in order to finance a portion of the acquisition of the six properties in the greater Houston Area and College Station, Texas (the “Houston Portfolio”), the Borrower drew an additional $40 million on the KeyBank Credit Facility. On October 30, 2018, the Borrower drew an additional $5 million on the KeyBank Credit Facility, which was primarily used in connection with the acquisition of the Queenston Property. On October 31, 2018, and pursuant to the terms of the Credit Agreement, the maximum borrowing capacity of the KeyBank Credit Facility was reduced to $62 million, which was the amount outstanding on the KeyBank Credit Facility as of that date and as of December 31, 2018. As of December 31, 2018, this facility encumbers 12 properties (Jensen Beach, Texas City, Riverside, Las Vegas I, Puyallup, Las Vegas II, Naples, Woodlands I, Humble, Woodlands II, College Station and Cypress).

On January 8, 2019, the KeyBank Credit Facility was amended in order to allow the Borrower to draw an additional $6 million, which was used in connection with the acquisition of the Plant City Property. The maximum borrowing capacity and the amount outstanding on the KeyBank Credit Facility was increased to $68 million. See Note 11 – Subsequent Events.

The KeyBank Credit Facility is a term loan that has a maturity date of July 31, 2019, which may, in certain circumstances, be extended at the option of the Borrower until July 31, 2020 upon the payment of a fee equal to 25 basis points of the then-outstanding amounts under the KeyBank Credit Facility.  In general, payments due under the KeyBank Credit Facility are interest-only.

The amounts outstanding under the KeyBank Credit Facility bear interest generally based on the type of borrowing, which are either “ABR” or “Eurodollar” (as each term is defined in the Credit Agreement) at the Borrower’s election.  Prior to October 31, 2018: (A) the loans comprising ABR borrowing bear interest at the lesser of (x) the alternate base rate (being the highest of (1) the Prime Rate, (2) the Federal Funds Effective Rate plus 0.5% or (3) one-month LIBO Rate plus 1%, with such capitalized terms being defined in the Credit Agreement) plus 175 basis points (the “ABR Basis Points”), or (y) the maximum rate that can be charged in accordance with applicable law, and (B) the loans comprising Eurodollar borrowing bear interest at the lesser of (x) the Adjusted LIBO Rate (as defined in the Credit Agreement) for a given Interest Period (as defined in the Credit Agreement) plus 275 basis points (the “Eurodollar Basis Points”), or (y) the maximum rate that can be charged in accordance with applicable law. After October 31, 2018, once our (i) debt service coverage ratio is at least equal to 1.35:1.00 and (ii) loan to value ratio is no greater than 60%, the ABR Basis Points will be reduced to 150 basis points, and the Eurodollar Basis Points will be reduced to 250 basis points. As of December 31, 2018, the applicable interest rate was approximately 5.0% which was based on the LIBOR rate plus 250 basis points.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The Company and the Borrower, on a consolidated basis, must at all times comply with the following financial covenants: (i) a total leverage ratio no greater than 65%; and (ii) a tangible net worth not less than the Base Amount, plus 85% of the net equity proceeds received by the Company after the effective date. The Pool of Mortgaged Properties shall at all times comply with the following covenants: (i) Maximum Pool loan to value ratio not greater than 60%; and (ii) on and after October 31, 2018, a debt service coverage ratio of not less than 1.35:1.00 (such debt service coverage ratio was previously not less than 1.20:1.00). If the Borrower does not meet the defined debt service coverage ratios, the Borrower may be required either to fund certain amounts into an account held by KeyBank, as administrative agent as additional collateral or to make certain prepayments, as set forth in the Credit Agreement. As of December 31, 2018 we were in compliance with all such covenants.

Pursuant to the terms of the guaranty (the “KeyBank Guaranty”), dated July 31, 2018, in favor of the Lenders, each of the Company and its Operating Partnership serves as a guarantor of all obligations due under the KeyBank Credit Facility.

Katy Loan

On October 10, 2018, in connection with the acquisition of the property in Katy, Texas (the “Katy Property”), we, through a special purpose entity formed to acquire and hold the Katy Property, assumed an approximately $2.3 million loan from John Hancock Life Insurance Company (U.S.A) (the “Katy Loan”), which is secured by a deed of trust on the Katy Property. The Katy Loan has a fixed annual interest rate of approximately 6.4% and matures on September 1, 2031.

The following table presents the future principal payment requirements on outstanding secured debt as of December 31, 2018:

2019	$62,120,974
2020	128,922
2021	137,392
2022	146,419
2023	156,038
2024 and thereafter	1,613,437
Total payments	64,303,182
Debt issuance costs, net	(525,321)
Total	$63,777,861

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

December 31, 2018

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

As of December 31, 2018, we had incurred total operating expenses for the 12 months then ended that exceeded the greater of 2% of our average invested assets or 25% of our net income, as defined, in the four consecutive fiscal quarters then ended by approximately $210,000 (the “Excess Expenses”). On March 7, 2019, our board of directors, including all of the independent directors, determined that there were unusual and non-recurring factors sufficient to justify the Excess Expenses, including but not limited to: (1) the amounts reflect legitimate operating expenses necessary for the operation of our business; (2) we are still in the acquisition and development stage of our operations; (3) the start-up costs associated with our operations, including the expenses associated with being a public company (such as audit and legal services, director and officer liability insurance and fees for directors), are significant and disproportionate to our average invested assets and net income; and (4) our average invested assets were low due to us owning between two and 14 properties during the four fiscal quarter period.

Dealer Manager Agreement

In connection with our Primary Offering, our Dealer Manager receives a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from sales of Class T shares in the Primary Offering

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

December 31, 2018

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2017 and 2018, as well as any related amounts payable as of December 31, 2017 and 2018.

	Year Ended December 31, 2017			Year Ended December 31, 2018
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$283,322	$278,258	$5,064	$775,948	$754,396	$26,616
Asset management fees	45,471	35,876	9,595	613,637	615,399	7,833
Property management fees(1)	35,545	26,785	8,760	350,058	358,818	—
Transfer Agent expenses	—	—	—	163,898	153,355	10,543
Acquisition expenses	187,641	187,641	—	666,416	666,416	—
Capitalized
Acquisition expenses	—	—	—	76,890	76,890	—
Additional Paid-in Capital
Selling commissions	2,212,286	2,212,286	—	3,884,006	3,838,693	45,313
Dealer Manager fees	797,508	781,825	15,683	1,352,419	1,351,849	16,253
Stockholder Servicing Fees and Dealer Manager Servicing Fees(2)	533,108	17,948	515,160	1,297,283	216,670	1,595,773
Offering costs	1,581,394	1,548,028	33,366	356,021	371,085	18,302
Total	$5,676,275	$5,088,647	$587,628	$9,536,576	$8,403,571	$1,720,633

(1)	During the years ended December 31, 2017 and 2018, property management fees included approximately $16,000 and $0, respectively, of fees paid to the sub-property manager.
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

In order to protect the interest of the Property Manager in receiving these tenant insurance revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive the tenant insurance revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such tenant insurance revenue to a newly created joint venture, Strategic Storage TI Services IV JV, LLC (the “TI Joint Venture”), a Delaware limited liability company owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate, SmartStop TI IV, LLC (“SS TI IV”). Under the terms of the TI Joint Venture Agreement, dated March 27, 2018, our TRS will receive 0.1% of the net revenues generated from such tenant insurance and SS TI IV will receive the other 99.9% of such net revenues. The TI Joint Venture further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the TI Joint Venture agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the TI Joint Venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the TI Joint Venture at 95% of fair market value. For the years ended December 31, 2018 and 2017, an affiliate of our Property Manager received net tenant insurance revenue of approximately $110,000 and $1,000, respectively.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. Through December 31, 2017, neither our Property Manager nor our sub-property manager utilized the Auction Company at our properties. During the year ended December 31, 2018, we paid approximately $1,200 in fees to the Auction Company related to our properties. Our properties receive the proceeds from such online auctions.

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

As of December 31, 2018, we have sold approximately 66,000 Class A shares, 32,000 Class T shares and 8,000 Class W shares through our distribution reinvestment plan offering.

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

December 31, 2018

•	The cash available for redemption is limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan.
•

We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

For the year ended December 31, 2018, we received redemption requests totaling approximately $110,000 (approximately 4,900 shares), approximately $30,000 of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $80,000 included in accounts payable and accrued liabilities as of December 31, 2018, and fulfilled in January 2019. For the year ended December 31, 2017, we did not receive any requests for redemptions.

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

Note 8. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the years ended December, 31, 2018 and 2017.

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$358,104	$824,113	$1,565,837	3,015,974
Total operating expenses	952,026	1,877,012	2,394,010	4,058,474
Operating loss	(593,922)	(1,052,899)	(828,173)	(1,042,500)
Net loss	(568,747)	(956,985)	(1,185,278)	(2,008,943)
Net loss attributable to common stockholders	(566,467)	(954,195)	(1,182,557)	(2,005,066)
Net loss per Class A share-basic and diluted	(0.26)	(0.32)	(0.31)	(0.44)
Net loss per Class T share-basic and diluted	(0.26)	(0.32)	(0.31)	(0.44)
Net loss per Class W share- basic and diluted	(0.26)	(0.32)	(0.31)	(0.44)

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$—	$115,130	$129,427	230,847
Total operating expenses	122,481	405,323	389,360	804,920
Operating loss	(122,481)	(290,193)	(259,933)	(574,073)
Net loss	(122,481)	(290,193)	(259,933)	(574,073)
Net loss attributable to common stockholders	(119,518)	(283,601)	(256,899)	(570,737)
Net loss per Class A share-basic and diluted	(0.46)	(0.75)	(0.35)	(0.40)
Net loss per Class T share-basic and diluted	—	(0.75)	(0.35)	(0.40)
Net loss per Class W share- basic and diluted	—	(0.75)	(0.35)	(0.40)

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 9. Declaration of Distributions

Cash Distribution Declaration

On December 20, 2018, our board of directors declared a daily distribution rate for the first quarter of 2019 of approximately $0.004281 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on January 1, 2019 and ending March 31, 2019. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share. Such distributions payable to each will be paid the stockholder of record following month.

Note 10. Potential Acquisition

Surprise Property

On November 7, 2017 (as amended on March 12, 2018), one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in Surprise, Arizona (the “Surprise Property”). The purchase price for the Surprise Property is approximately $7.8 million, plus closing and acquisition costs.  We expect the acquisition of the Surprise Property to close in the third quarter of 2019 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with a combination of net proceeds from our Offering and a credit facility or other debt financing. If we fail to acquire the Surprise Property, in addition to the incurred acquisition costs, we may also forfeit approximately $300,000 in earnest money as a result.

San Gabriel Property

On January 4, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in San Gabriel, California (the “San Gabriel Property”). The purchase price for the San Gabriel Property is approximately $13.5 million, plus closing and acquisition costs. We expect the acquisition of the San Gabriel Property to close in the second quarter of 2020 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Offering and a credit facility or other debt financing. If we fail to acquire the San Gabriel Property, in addition to the incurred acquisition costs, we may also forfeit approximately $200,000 in earnest money as a result.

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

Upon closing, the Ontario Lots will each be owned by a limited partnership (the “Limited Partnerships”), in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) will each be a 50% limited partner and each have an equal ranking general partner in the Limited Partnerships.  On June 6, 2018, we (through our subsidiaries) and SmartCentres (through its subsidiaries) entered into Initial Limited Partnership Agreements for each joint venture. It is intended that the Limited Partnerships develop self storage facilities on the Ontario Lots. The value of the Brampton Land and the Vaughan Land to be contributed by SmartCentres to the Limited Partnerships has an agreed upon fair market value of approximately $1.8 million CAD and $3.4 million CAD, respectively. At closing, we (through our subsidiaries) will subscribe for 50% of the units in the Brampton and Vaughan Limited Partnerships at an agreed upon subscription price of approximately $0.9 million CAD and $1.7 million CAD, respectively, representing contributions equivalent to 50% of the agreed upon fair market value of each parcel of land. We expect the acquisitions of the Brampton Land and Vaughan Land to close in the first half of 2020 after the land has been zoned so as to permit the self storage facilities. In some circumstances, if we fail to complete the Brampton Land and Vaughan Land acquisition, we may forfeit up to approximately $200,000 CAD and $500,000 CAD, respectively in earnest money.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

On July 31, 2018, one of our subsidiaries made a preferred equity investment of approximately $2.5 million in the entity that is developing the Escondido Property. Such investment will be redeemed upon purchase of the completed property and has an annual preferred return of 8%, to be paid quarterly, with an additional 4% preferred return to be paid upon closing of the property. The Company accounts for this preferred equity investment using the equity method of accounting and it is included in other assets in the accompanying Consolidated Balance Sheet as of December 31, 2018.

Newark Property

On December 17, 2018 (as amended on February 19, 2019), one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility located in Newark, New Jersey (the “Newark Property”). The purchase price for the Newark Property is approximately $30.0 million, plus closing and acquisition costs. We expect the acquisition of the Newark Property to close in the first quarter of 2019. We expect to fund such acquisition with a combination of net proceeds from our Offering and debt financing. If we fail to acquire the Newark Property, we may also forfeit approximately $500,000 in earnest money as a result.

Note 11. Subsequent Events

Completed Acquisitions

Plant City Property

On November 8, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility located in Plant City, Florida (the “Plant City Property”). On January 8, 2019, we closed on the acquisition of the Plant City Property for a purchase price of approximately $14.5 million, plus closing and acquisition costs, which was funded with proceeds from our public offering and a drawdown of $6.0 million under our KeyBank Credit Facility.

Joint Ventures with SmartCentres – Leaside Property

On January 9, 2019, one of our subsidiaries entered into a share purchase agreement with a company wholly owned by Strategic Storage Trust II, Inc., a REIT sponsored by our sponsor (“SST II”), to purchase two companies, which together held SST II’s 50% interest in a limited partnership (the “East York Limited Partnership”) that owns a tract of land in East York, Ontario (the “East York Land”) in the Greater Toronto Area of Canada for a purchase price of approximately $4.7 million CAD which represents total costs incurred by SST II related to the East York Limited Partnership. SmartCentres is the other 50% limited partner in the East York Limited Partnership and we and SmartCentres each have an equal ranking general partner in the East York Limited Partnership. SST II previously purchased its 50% East York Limited Partnership interest at an agreed upon subscription price of approximately $3.8 million CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the land. The East York Limited Partnership intends to develop a self storage facility on the East York Land. The value of the land contributed to the East York Limited Partnership had an agreed upon fair market value of approximately $7.6 million CAD.

Potential Acquisitions

Joint Ventures with SmartCentres – Scarborough and Kingspoint Land

In January 2019, one of our subsidiaries entered into two contribution agreements with a subsidiary of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), for two tracts of land located in Scarborough, Ontario (the “Scarborough Land”) and Brampton, Ontario (the “Kingspoint Land,” and collectively with the Scarborough

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Land, the “Ontario II Lots”) in the Greater Toronto Area of Canada. Upon closing of the Ontario II Lots, self storage facilities will be developed on both of the Ontario II Lots in a joint venture with SmartCentres.

Upon closing, the Ontario II Lots will each be owned by a limited partnership (the “Limited Partnerships”), in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) will each be a 50% limited partner and each have an equal ranking general partner in the Limited Partnerships. It is intended that the Limited Partnerships develop self storage facilities on the Ontario II Lots. The value of the Scarborough Land and the Kingspoint Land to be contributed by SmartCentres to the Limited Partnerships has an agreed upon fair market value of approximately $1.8 million CAD and $3.3 million CAD, respectively. At closing, we (through our subsidiaries) will subscribe for 50% of the units in the Scarborough and Kingspoint Limited Partnerships at an agreed upon subscription price of approximately $0.9 million CAD and $1.7 million CAD, respectively, representing contributions equivalent to 50% of the agreed upon fair market value of each parcel of land. We expect the acquisitions of the Scarborough Land and Kingspoint Land to close in the first half of 2020 after the land has been zoned so as to permit the self storage facilities. In some circumstances, if we fail to complete the Scarborough Land and Kingspoint Land acquisition, we may forfeit up to approximately $150,000 CAD and $150,000 CAD, respectively in earnest money.

Distribution Declaration

On March 7, 2019, our board of directors declared a daily distribution in the amount of $0.004281 per share on the outstanding shares of common stock, payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on April 1, 2019 and ending June 30, 2019. Such distributions payable to each stockholder of record during a month will be paid the following month.

Offering Status

As of March 8, 2019, in connection with our Offerings we have issued approximately 3,376,000 Class A shares for gross offering proceeds of approximately $82.6 million, approximately 2,267,000 Class T shares for gross offering proceeds of approximately $54.8 million and approximately 552,000 Class W shares for gross offering proceeds of approximately $12.6 million.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

SCHEDULE III

December 31, 2018

			Initial Cost to Company				Gross Carrying Amount at December 31, 2018
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
Jensen Beach	FL	$2,467,298	$902,914	$3,813,828	$4,716,742	$28,000	$902,914	$3,841,828	$4,744,742	$(261,189)	1979	4/11/2017
Texas City	TX	3,967,614	811,062	6,783,936	7,594,998	152,410	811,062	6,936,346	7,747,408	(272,886)	2010	11/17/2017
Riverside	CA	3,414,341	1,110,557	5,472,815	6,583,372	38,794	1,110,557	5,511,609	6,622,166	(135,307)	1984	3/27/2018
Las Vegas I	NV	4,560,762	2,218,730	6,622,998	8,841,728	67,768	2,218,730	6,690,766	8,909,496	(152,936)	1996	4/05/2018
Puyallup	WA	6,778,838	3,370,390	9,588,463	12,958,853	37,886	3,370,390	9,626,349	12,996,739	(210,981)	1990	5/22/2018
Las Vegas II	NV	6,380,083	2,150,182	10,203,441	12,353,623	19,672	2,150,182	10,223,113	12,373,295	(150,247)	2006	7/18/2018
Naples	Fl	13,582,597	6,977,488	19,343,811	26,321,299	10,755	6,977,488	19,354,566	26,332,054	(242,862)	2001	8/01/2018
Woodlands I	TX	4,948,278	932,000	8,791,302	9,723,302	4,329	932,000	8,795,631	9,727,631	(62,127)	2002	10/10/2018
Katy	TX	2,303,182	945,000	8,087,652	9,032,652	28,702	945,000	8,116,354	9,061,354	(56,009)	2003	10/10/2018
Humble	TX	3,694,442	1,129,000	6,717,806	7,846,806	1,189	1,129,000	6,718,995	7,847,995	(56,264)	2004	10/10/2018
Woodlands II	TX	4,735,218	2,075,000	6,961,618	9,036,618	47,019	2,075,000	7,008,637	9,083,637	(53,953)	2007	10/10/2018
College Station	TX	3,656,535	1,065,000	5,943,870	7,008,870	22,435	1,065,000	5,966,305	7,031,305	(47,464)	2004	10/10/2018
Cypress	TX	3,813,994	1,484,000	5,083,471	6,567,471	5,357	1,484,000	5,088,828	6,572,828	(39,460)	2002	10/10/2018
Queenston	TX	—	1,314,500	5,614,928	6,929,428	—	1,314,500	5,614,928	6,929,428	(27,751)	2007	11/06/2018
		$64,303,182	$26,485,823	$109,029,939	$135,515,762	$464,316	$26,485,823	$109,494,255	$135,980,078	$(1,769,436)

(1)	The aggregate cost of real estate for United States federal income tax purposes is $143,806,260.

S-1

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2018

Activity in real estate facilities during 2018 was as follows:

2018
Real estate facilities
Balance at beginning of year	$12,339,539
Facility acquisitions	123,204,022
Improvements	436,517
Balance at end of year	$135,980,078
Accumulated depreciation
Balance at beginning of year	$(138,219)
Depreciation expense	(1,631,217)
Balance at end of year	$(1,769,436)
Real estate facilities, net	$134,210,642

S-2