Form 10-Q
period 2019-03-31
Strategic Storage Trust IV, Inc.
filed 2019-05-10
CIK 1680232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2019, there were 3,740,445 outstanding shares of Class A common stock, 2,821,165 outstanding shares of Class T common stock and 711,993 outstanding shares of Class W common stock of the registrant.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
Real estate facilities:
Land	$40,468,823	$26,485,823
Buildings	128,598,309	103,015,323
Site improvements	9,358,932	6,478,932
	178,426,064	135,980,078
Accumulated depreciation	(2,814,290)	(1,769,436)
Real estate facilities, net	175,611,774	134,210,642
Cash and cash equivalents	12,167,509	15,672,258
Restricted cash	27,192	123,182
Other assets, net	11,425,934	7,778,605
Intangible assets, net of accumulated amortization	5,302,846	4,158,073
Total assets	$204,535,255	$161,942,760
LIABILITIES AND EQUITY
Secured debt, net	$69,894,057	$63,777,861
Accounts payable and accrued liabilities	2,124,630	3,027,701
Due to affiliates	3,105,473	1,720,633
Distributions payable	795,064	603,497
Total liabilities	75,919,224	69,129,692
Commitments and contingencies (Note 6)
Redeemable common stock	2,844,301	2,093,989
Equity:
Strategic Storage Trust IV, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Class A Common stock, $0.001 par value; 315,000,000 shares authorized; 3,539,987 and 2,962,849 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3,540	2,964
Class T Common stock, $0.001 par value; 315,000,000 shares authorized; 2,549,104 and 1,570,411 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2,549	1,570
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 633,641 and 353,991 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	634	354
Additional paid-in capital	142,217,673	102,710,956
Distributions	(8,151,615)	(6,106,597)
Accumulated deficit	(8,351,765)	(5,939,040)
Accumulated other comprehensive loss	(87,622)	(96,670)
Total Strategic Storage Trust IV, Inc. equity	125,633,394	90,573,537
Noncontrolling interests in our Operating Partnership	138,336	145,542
Total equity	125,771,730	90,719,079
Total liabilities and equity	$204,535,255	$161,942,760

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues:
Self storage rental revenue	$3,437,208	$357,248
Ancillary operating revenue	21,920	856
Total revenues	3,459,128	358,104
Operating expenses:
Property operating expenses	1,139,089	128,615
Property operating expenses – affiliates	597,985	57,755
General and administrative	473,876	295,573
Depreciation	1,061,388	97,834
Intangible amortization expense	1,115,227	102,233
Acquisition expense – affiliates	210,822	120,092
Other property acquisition expenses	181,444	149,924
Total operating expenses	4,779,831	952,026
Operating loss	(1,320,703)	(593,922)
Other income (expense):
Interest expense	(853,808)	-
Interest expense – debt issuance costs	(244,314)	-
Other	2,319	25,175
Net loss	(2,416,506)	(568,747)
Net loss attributable to the noncontrolling interests in our Operating Partnership	3,781	2,280
Net loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(2,412,725)	$(566,467)
Net loss per Class A share—basic and diluted	$(0.43)	$(0.26)
Net loss per Class T share—basic and diluted	$(0.43)	$(0.26)
Net loss per Class W share—basic and diluted	$(0.43)	$(0.26)
Weighted average Class A shares outstanding—basic and diluted	3,228,935	1,491,499
Weighted average Class T shares outstanding—basic and diluted	1,937,175	539,895
Weighted average Class W shares outstanding—basic and diluted	473,368	134,872

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net loss	$(2,416,506)	$(568,747)
Other comprehensive loss:
Foreign currency translation adjustments	9,048	(13,371)
Comprehensive loss	(2,407,458)	(582,118)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	3,768	54
Comprehensive loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(2,403,690)	$(582,064)

See notes to consolidated financial statements.

Strategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Strategic Storage Trust IV, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2017	1,253,576	$1,254	426,228	$426	110,646	$111	$36,653,000	$(1,079,785)	$(1,230,755)	$—	$34,344,251	$171,100	$34,515,351	$183,420
Gross proceeds from issuance of common stock	419,205	419	214,459	215	42,801	42	16,606,278	—	—	—	16,606,954	—	16,606,954	—
Offering costs	—	—	—	—	—	—	(1,850,357)	—	—	—	(1,850,357)	-	(1,850,357)	-
Changes to redeemable common stock	—	—	—	—	—	—	(291,645)	—	—	—	(291,645)	—	(291,645)	291,645
Distributions	—	—	—	—	—	—	—	(798,791)	—	—	(798,791)	—	(798,791)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,425)	(3,425)	—
Issuance of shares for distribution reinvestment plan	8,252	8	3,245	3	924	1	291,633	—	—	—	291,645	—	291,645	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(566,467)	—	(566,467)	—	(566,467)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(2,280)	(2,280)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(13,371)	(13,371)	—	(13,371)	—
Balance as of March 31, 2018	1,681,033	$1,681	643,932	$644	154,371	$154	$51,408,909	$(1,878,576)	$(1,797,222)	$(13,371)	$47,722,219	$165,395	$47,887,614	$475,065

Balance as of December 31, 2018	2,962,849	$2,964	1,570,411	$1,570	353,991	$354	$102,710,956	$(6,106,597)	$(5,939,040)	$(96,670)	$90,573,537	$145,542	$90,719,079	$2,093,989
Gross proceeds from issuance of common stock	560,391	560	966,126	966	277,021	277	43,669,267	—	—	—	43,671,070	—	43,671,070	—
Offering costs	—	—	—	—	—	—	(4,239,678)	—	—	—	(4,239,678)	—	(4,239,678)	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	72,476	—	—	—	72,476	—	72,476	—
Changes to redeemable common stock	—	—	—	—	—	—	(833,499)	—	—	—	(833,499)	—	(833,499)	833,499
Redemptions of common stock	(3,660)	(4)	—	—	—	—	—	—	—	—	(4)	—	(4)	(83,187)
Distributions	—	—	—	—	—	—	—	(2,045,018)	—	—	(2,045,018)	—	(2,045,018)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,425)	(3,425)	—
Issuance of shares for distribution reinvestment plan	20,407	20	12,567	13	2,629	3	833,463	—	—	—	833,499	—	833,499	—
Stock based compensation expense	—	—	—	—	—	—	4,688	—	—	—	4,688	—	4,688	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(2,412,725)	—	(2,412,725)	—	(2,412,725)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(3,781)	(3,781)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	9,048	9,048	—	9,048	—
Balance as of March 31, 2019	3,539,987	$3,540	2,549,104	$2,549	633,641	$634	$142,217,673	$(8,151,615)	$(8,351,765)	$(87,622)	$125,633,394	$138,336	$125,771,730	$2,844,301

See notes to consolidated financial statements.

STrategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(2,416,506)	$(568,747)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,176,615	200,067
Amortization of debt issuance costs	244,314	-
Stock based compensation expense related to issuance of restricted stock	4,688	-
Increase (decrease) in cash and cash equivalents from change in assets and liabilities:
Other assets, net	(81,072)	(75,067)
Accounts payable and accrued liabilities	(503,039)	196,038
Due to affiliates	83,345	(13,724)
Net cash used in operating activities	(491,655)	(261,433)
Cash flows from investing activities:
Purchase of real estate	(43,165,491)	(6,865,108)
Additions to real estate facilities	(140,495)	-
Deposits on acquisitions of real estate	(844,662)	(1,209,621)
Return of deposit on acquisition of real estate	-	250,000
Investment in joint ventures, net	(4,129,081)	-
Net cash used in investing activities	(48,279,729)	(7,824,729)
Cash flows from financing activities:
Proceeds from issuance of secured debt	6,000,000	-
Scheduled principal payments on secured debt	(29,527)	-
Debt issuance costs	(98,591)	-
Gross proceeds from issuance of common stock	43,261,870	16,674,701
Offering costs	(2,857,517)	(1,556,980)
Redemption of common stock	(82,213)	-
Distributions paid to common stockholders	(1,019,952)	(419,331)
Distributions paid to noncontrolling interest in our Operating Partnership	(3,425)	(4,004)
Net cash provided by financing activities	45,170,645	14,694,386
Net change in cash, cash equivalents and restricted cash	(3,600,739)	6,608,224
Cash, cash equivalents and restricted cash, beginning of period	15,795,440	21,929,125
Cash, cash equivalents and restricted cash, end of period	$12,194,701	$28,537,349
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$835,335	$-
Deposits applied to purchase of real estate	$1,400,000	$-
Proceeds from issuance of common stock in other assets	$-	$130,190
Proceeds from issuance of common stock in accounts payable and accrued liabilities	$680,000	$-
Offering costs included in due to affiliates	$1,385,376	$248,034
Offering costs included in accounts payable and accrued liabilities	$47,532	$131,229
Redemption of common stock in accounts payable and accrued liabilities	$83,187	$-
Distributions payable	$795,064	$303,651
Issuance of shares pursuant to distribution reinvestment plan	$833,499	$291,645
Foreign currency translation adjustment	$9,048	$(13,371)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

On June 15, 2016, our Advisor purchased 44 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Incorporation authorized 30,000 shares of common stock with a par value of $0.001. Our Articles of Amendment and Restatement, which were filed with the State Department of Assessments and Taxation of Maryland on January 17, 2017, authorized 700,000,000 shares of common stock with a par value of $0.001, of which 315,000,000 shares are designated as Class A shares, 315,000,000 shares are designated as Class T shares, and 70,000,000 shares are designated as Class W shares, and 200,000,000 shares of preferred stock with a par value of $0.001. Upon the filing of our Articles of Amendment and Restatement, our Advisor’s 44 shares of our common stock were classified as Class A shares. We are offering a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”).

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction” and together with the Public Offering, the “Offerings”). Due to the proceeds raised in our Private Offering Transaction, there was not a minimum number of shares we needed to sell before accepting subscriptions for the Primary Offering. On March 17, 2017 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective and we commenced formal operations. As of March 31, 2019, approximately 3.2 million Class A shares for gross offering proceeds of approximately $79.2 million, approximately 2.5 million Class T shares for gross offering proceeds of approximately $61.7 million and approximately 0.6 million Class W shares for gross offering proceeds of approximately $14.4 million had been sold in the Public Offering. We have invested, and intend to continue to invest, the net proceeds from our Offerings primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of March 31, 2019, we owned 16 operating self storage properties located in six states (California, Florida, Nevada, New Jersey, Texas and Washington).

Our operating partnership, Strategic Storage Operating Partnership IV, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on June 2, 2016. On June 15, 2016, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 (8,889 partnership units) and on June 15, 2016, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. As of March 31, 2019, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.1% of the common units are owned by our Advisor.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

March 31, 2019

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

As of March 31, 2019 and December 31, 2018, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres Real Estate Investment Trust and our preferred equity investment, which are all accounted for under the equity method of accounting.  Please see Notes 3 and 9. Other than the entities noted above, we do not currently have any relationships with unconsolidated entities or financial partnerships.

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

March 31, 2019

(Unaudited)

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $2.3 million and $5.5 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions of integrated sets of assets and activities that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the three months ended March 31, 2019 and 2018, our acquisitions have not met the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the three months ended March 31, 2019 and 2018, we acquired two and one properties, respectively, that did not meet the definition of a business, and we capitalized approximately $65,000 and $15,000, respectively, of acquisition-related transaction costs.

During the three months ended March 31, 2019 and 2018, we expensed approximately $392,000 and $270,000, respectively, of acquisition-related transaction costs that did not meet our capitalization criteria.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2019 and 2018, no impairment losses were recognized.

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

March 31, 2019

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of March 31, 2019 and December 31, 2018, the gross amounts allocated to in-place lease intangibles was approximately $8.3 million and $6.1 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $3.0 and $1.9 million, respectively.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2019 and 2020 is approximately $3.7 million and $1.6 million, respectively, and none for the years thereafter.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Debt Issuance Costs

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt (see Note 4). Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2019 and December 31, 2018, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.7 million and $0.4 million, respectively.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Our Dealer Manager enters into participating dealer agreements with certain other broker-dealers which authorize them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering. We record a liability within Due to Affiliates for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

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

For the three months ended March 31, 2019, we received redemption requests totaling approximately $83,000 (approximately 3,600 shares) which is included in accounts payable and accrued liabilities as of March 31, 2019, and was fulfilled in April 2019. For the year ended December 31, 2018, we received redemption requests totaling approximately $110,000 (approximately 4,900 shares), approximately $30,000 of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $80,000 included in accounts payable and accrued liabilities as of December 31, 2018, and fulfilled in January 2019.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

The table below summarizes our fixed rate note payable at March 31, 2019 and December 31, 2018. The estimated fair value of financial instruments are subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate note payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$2,310,000	$2,273,656	$2,350,000	$2,303,183

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented is computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock.  Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. For all periods presented the dilutive effect of unvested restricted stock was not included in the diluted weighted average shares as such shares were antidilutive.

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. We adopted this standard on January 1, 2019 using the modified retrospective approach, without applying the provisions to comparative periods presented. Its adoption did not have a material impact on our consolidated financial statements as substantially all of our lease revenues are derived from month-to-month leases and, as lessee, we have no significant leases. In addition, the new standard requires our expected loss related to collectability of rental payments, previously reflected in property operating expenses as bad debt expense, to be reflected as an adjustment to self storage rental revenue. The impact of this was a reduction in both self storage rental revenue and property operating expenses of approximately $36,000 for the three months ended March 31, 2019.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2019:

Real estate facilities
Balance at December 31, 2018	$135,980,078
Facility acquisitions	42,305,491
Improvements and additions	140,495
Balance at March 31, 2019	$178,426,064
Accumulated depreciation
Balance at December 31, 2018	$(1,769,436)
Depreciation expense	(1,044,854)
Balance at March 31, 2019	$(2,814,290)

The following table summarizes the purchase price allocations for our acquisitions during the three months ended March 31, 2019:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2019 Revenue(2)	2019 Property Operating Income(2)(3)
Plant City – FL	01/08/19	$13,688,543	$831,000	$14,519,543	$292,094	$182,170
Newark – NJ	03/26/19	28,616,948	1,429,000	30,045,948	39,515	26,904
		$42,305,491	$2,260,000	$44,565,491	$331,609	$209,074

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

Investment in Joint Ventures with SmartCentres

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

Joint Venture with SmartCentres – Oshawa Property

In August 2018, one of our subsidiaries entered into a contribution agreement (the “Contribution Agreement”) with a subsidiary of SmartCentres, for a tract of land owned by SmartCentres and located in Oshawa, Ontario (the “Oshawa Land”) in the Greater Toronto Area of Canada. In September 2018, we closed on the Oshawa Land, which is now owned by a limited partnership (the “Oshawa Limited Partnership”), in which we (through our subsidiary) and SmartCentres (through its subsidiary) are each a 50% limited partner and each have an equal ranking general partner in the Oshawa Limited Partnership. At closing, we subscribed for 50% of the units in the Oshawa Limited Partnership at an agreed upon subscription price of approximately $750,000 CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the Oshawa Land. The Oshawa Limited Partnership intends to develop a self storage facility on the Oshawa Land. We expect development of the Oshawa Land to be completed in the second half of 2020. Our investment in the Oshawa Land of approximately $660,000 is included in other assets, in the accompanying consolidated balance sheet as of March 31, 2019.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Joint Venture with SmartCentres – East York Property

On January 9, 2019, one of our subsidiaries entered into a share purchase agreement with a company wholly owned by Strategic Storage Trust II, Inc., a REIT sponsored by our Sponsor (“SST II”), to purchase two companies, which together held SST II’s 50% interest in a limited partnership (the “East York Limited Partnership”) that owns a tract of land in East York, Ontario (the “East York Land”) in the Greater Toronto Area of Canada for a purchase price of approximately $4.7 million CAD which represents total costs incurred by SST II related to the East York Limited Partnership. SmartCentres is the other 50% limited partner in the East York Limited Partnership and we and SmartCentres each have an equal ranking general partner in the East York Limited Partnership. SST II previously purchased its 50% East York Limited Partnership interest at an agreed upon subscription price of approximately $3.8 million CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the land. The East York Limited Partnership intends to develop a self storage facility on the East York Land. We expect development of the East York Land to be completed in the fourth quarter of 2019 or first quarter of 2020. The value of the land contributed to the East York Limited Partnership had an agreed upon fair market value of approximately $7.6 million CAD. Our investment in the East York Land of approximately $4.1 million USD is included in other assets, in the accompanying consolidated balance sheet as of March 31, 2019.

Note 4. Secured Debt

KeyBank Credit Facility

On July 31, 2018, the Company, through six special purpose entities (collectively, the “Borrower”) wholly owned by our Operating Partnership, entered into a credit agreement (the “Credit Agreement”) with KeyBank, National Association (“KeyBank”), as administrative agent and KeyBanc Capital Markets, LLC, as sole book runner and sole lead arranger.

Under the terms of the Credit Agreement, the Borrower had an initial maximum borrowing capacity up to $70 million (the “KeyBank Credit Facility”). On July 31, 2018, in order to finance a portion of the Naples acquisition, the Borrower borrowed $17 million on the KeyBank Credit Facility. On October 10, 2018, in order to finance a portion of the acquisition of the six properties in the greater Houston Area and College Station, Texas (the “Houston Portfolio”), the Borrower drew an additional $40 million on the KeyBank Credit Facility. On October 30, 2018, the Borrower drew an additional $5 million on the KeyBank Credit Facility, which was primarily used in connection with the acquisition of the property in Queenston, Texas. On October 31, 2018, and pursuant to the terms of the Credit Agreement, the maximum borrowing capacity of the KeyBank Credit Facility was reduced to $62 million, which was the amount outstanding on the KeyBank Credit Facility as of that date and as of December 31, 2018.

On January 8, 2019, the KeyBank Credit Facility was amended in order to allow the Borrower to draw an additional $6 million, which was used in connection with the acquisition of the Plant City property. The maximum borrowing capacity and the amount outstanding on the KeyBank Credit Facility was increased to $68 million, which was the amount outstanding as of March 31, 2019. As of March 31, 2019, this facility encumbers 13 properties (Jensen Beach, Texas City, Riverside, Las Vegas I, Puyallup, Las Vegas II, Naples, Woodlands I, Humble, Woodlands II, College Station, Cypress and Plant City).

The KeyBank Credit Facility is a term loan that has a maturity date of July 31, 2019, which may, in certain circumstances, be extended at the option of the Borrower until July 31, 2020 upon the payment of a fee equal to 25 basis points of the then-outstanding amounts under the KeyBank Credit Facility.  Payments due under the KeyBank Credit Facility are interest-only.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The amounts outstanding under the KeyBank Credit Facility bear interest generally based on the type of borrowing, which are either “ABR” or “Eurodollar” (as each term is defined in the Credit Agreement) at the Borrower’s election.  Prior to October 31, 2018: (A) the loans comprising ABR borrowing bear interest at the lesser of (x) the alternate base rate (being the highest of (1) the Prime Rate, (2) the Federal Funds Effective Rate plus 0.5% or (3) one-month LIBO Rate plus 1%, with such capitalized terms being defined in the Credit Agreement) plus 175 basis points (the “ABR Basis Points”), or (y) the maximum rate that can be charged in accordance with applicable law, and (B) the loans comprising Eurodollar borrowing bear interest at the lesser of (x) the Adjusted LIBO Rate (as defined in the Credit Agreement) for a given Interest Period (as defined in the Credit Agreement) plus 275 basis points (the “Eurodollar Basis Points”), or (y) the maximum rate that can be charged in accordance with applicable law. After October 31, 2018, once our (i) debt service coverage ratio is at least equal to 1.35:1.00 and (ii) loan to value ratio is no greater than 60%, the ABR Basis Points will be reduced to 150 basis points, and the Eurodollar Basis Points will be reduced to 250 basis points. As of March 31, 2019, the applicable interest rate was approximately 5.0% which was based on the LIBOR rate plus 250 basis points.

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

The Company and the Borrower, on a consolidated basis, must at all times comply with the following financial covenants: (i) a total leverage ratio no greater than 65%; and (ii) a tangible net worth not less than the Base Amount, plus 85% of the net equity proceeds received by the Company after the effective date. The Pool of Mortgaged Properties shall at all times comply with the following covenants: (i) Maximum Pool loan to value ratio not greater than 60%; and (ii) on and after October 31, 2018, a debt service coverage ratio of not less than 1.35:1.00 (such debt service coverage ratio was previously not less than 1.20:1.00). If the Borrower does not meet the defined debt service coverage ratios, the Borrower may be required either to fund certain amounts into an account held by KeyBank, as administrative agent as additional collateral or to make certain prepayments, as set forth in the Credit Agreement. As of March 31, 2019, we were in compliance with all such covenants.

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

The following table presents the future principal payment requirements on outstanding secured debt as of March 31, 2019:

2019	$68,091,448
2020	128,922
2021	137,392
2022	146,419
2023	156,038
2024 and thereafter	1,613,437
Total payments	70,273,656
Debt issuance costs, net	(379,599)
Total	$69,894,057

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 5. Related Party Transactions

Fees to Affiliates

Our Advisory Agreement with our Advisor and our Dealer Manager Agreement with our Dealer Manager entitle our Advisor and our Dealer Manager to specified fees upon the provision of certain services with regard to the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organization and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

Organization and Offering Costs

Organization and offering costs of the Public Offering may be paid by our Advisor on our behalf and reimbursed to our Advisor from the proceeds of our Public Offering; provided, however, that our Advisor will fund, and will not be reimbursed for, 1.15% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses. Organization and offering costs consist of all expenses (other than sales commissions, the dealer manager fee, stockholder servicing fees and dealer manager servicing fees) to be paid by us in connection with the Public Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Public Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As noted above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor will fund, and will not be reimbursed for, 1.15% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, and is required to reimburse us within 60 days after the end of the month in which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees, dealer manager servicing fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Public Offering. Our Advisor also receives a monthly asset management fee equal to 0.0833%, which is one-twelfth of 1%, of our aggregate asset value, as defined. Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

As of March 31, 2019, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

As of December 31, 2018, we had incurred total operating expenses for the 12 months then ended that exceeded the greater of 2% of our average invested assets or 25% of our net income, as defined, in the four consecutive fiscal quarters then ended by approximately $210,000 (the “Excess Expenses”). On March 7, 2019, our board of directors, including all of the independent directors, determined that there were unusual and non-recurring factors sufficient to justify the Excess Expenses, including but not limited to: (1) the amounts reflect legitimate operating expenses necessary for the operation of our business; (2) we are still in the acquisition and development stage of our operations; (3) the start-up costs associated with our operations, including the expenses associated with being a public company (such as audit and legal services, director and officer liability insurance and fees for directors), are significant and disproportionate to our average invested assets and net income; and (4) our average invested assets were low due to us owning between two and 14 properties during the four fiscal quarter periods.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Our Dealer Manager enters into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses are considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering. We record a liability as due to affiliates for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

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

March 31, 2019

(Unaudited)

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2018 and the three months ended March 31, 2019, as well as any related amounts payable as of December 31, 2018 and March 31, 2019:

	Year Ended December 31, 2018			Three Months Ended March 31, 2019
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$775,948	$754,396	$26,616	$278,651	$212,327	$92,940
Asset management fees	613,637	615,399	7,833	391,198	377,114	21,917
Property management fees	350,058	358,818	—	206,787	206,787	-
Transfer Agent expenses	163,898	153,355	10,543	60,484	57,550	13,477
Acquisition expenses	666,416	666,416	-	210,822	210,822	-
Capitalized
Acquisition expenses	76,890	76,890	-	26,700	26,700	-
Additional Paid-in Capital
Selling commissions	3,884,006	3,838,693	45,313	1,879,929	1,759,098	166,144
Dealer Manager fees	1,352,419	1,351,849	16,253	732,164	691,629	56,788
Stockholder Servicing Fees and Dealer Manager Servicing Fees(1)	1,297,283	216,670	1,595,773	1,268,897	121,783	2,742,887
Offering costs	356,021	371,085	18,302	75,692	82,674	11,320
Total	$9,536,576	$8,403,571	$1,720,633	$5,131,324	$3,746,484	$3,105,473
(1)

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

Tenant Insurance Joint Venture

We offer a tenant insurance plan to customers at our properties pursuant to which our Property Manager or an affiliate is entitled to substantially all of the net revenue attributable to the sale of tenant insurance at our properties.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

In order to protect the interest of the Property Manager in receiving these tenant insurance revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive the tenant insurance revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such tenant insurance revenue to a joint venture entity, Strategic Storage TI Services IV JV, LLC (the “TI Joint Venture”), a Delaware limited liability company owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate, SmartStop TI IV, LLC (“SS TI IV”). Under the terms of the TI Joint Venture Agreement, dated March 27, 2018, our TRS will receive 0.1% of the net revenues generated from such tenant insurance and SS TI IV will receive the other 99.9% of such net revenues. The TI Joint Venture further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the TI Joint Venture agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the TI Joint Venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the TI Joint Venture at 95% of fair market value. For the three months ended March 31, 2019 and 2018, an affiliate of our Property Manager received net tenant insurance revenue of approximately $62,000 and none, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the three months ended March 31, 2019 and 2018, we paid approximately $1,500 and $100 in fees to the Auction Company related to our properties, respectively. Our properties receive the proceeds from such online auctions.

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

As of March 31, 2019, we have sold approximately 79,000 Class A shares, 41,000 Class T shares and 10,000 Class W shares through our distribution reinvestment plan offering.

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

March 31, 2019

(Unaudited)

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

For the three months ended March 31, 2019, we received redemption requests totaling approximately $83,000 (approximately 3,600 shares) which is included in accounts payable and accrued liabilities as of March 31, 2019, and was fulfilled in April 2019. For the year ended December 31, 2018, we received redemption requests totaling approximately $110,000 (approximately 4,900 shares), approximately $30,000 of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $80,000 included in accounts payable and accrued liabilities as of December 31, 2018, and fulfilled in January 2019.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 7. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below.

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Total revenues	$358,104	$824,113	$1,565,837	$3,015,974	$3,459,128
Total operating expenses	952,026	1,877,012	2,394,010	4,058,474	4,779,831
Operating loss	(593,922)	(1,052,899)	(828,173)	(1,042,500)	(1,320,703)
Net loss	(568,747)	(956,985)	(1,185,278)	(2,008,943)	(2,416,506)
Net loss attributable to common stockholders	(566,467)	(954,195)	(1,182,557)	(2,005,066)	(2,412,725)
Net loss per Class A share-basic and diluted	(0.26)	(0.32)	(0.31)	(0.44)	(0.43)
Net loss per Class T share-basic and diluted	(0.26)	(0.32)	(0.31)	(0.44)	(0.43)
Net loss per Class W share-basic and diluted	(0.26)	(0.32)	(0.31)	(0.44)	(0.43)

Note 8. Declaration of Distributions

         Cash Distribution Declaration

On March 7, 2019, our board of directors declared a daily distribution rate for the second quarter of 2019 of approximately $0.004281 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on April 1, 2019 and ending June 30, 2019. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 9. Potential Acquisitions

         Surprise Property

       On November 7, 2017 (as amended on March 12, 2018), one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in Surprise, Arizona (the “Surprise Property”). The purchase price for the Surprise Property is approximately $7.8 million, plus closing and acquisition costs.  We expect the acquisition of the Surprise Property to close in the second or third quarter of 2019 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Offering. If we fail to acquire the Surprise Property, in addition to the incurred acquisition costs, we may also forfeit approximately $300,000 in earnest money as a result.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

        Joint Venture with SmartCentres – Brampton and Vaughan

       In January 2018, a subsidiary of our sponsor entered into two contribution agreements (“Contribution Agreements”) with a subsidiary of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), for two tracts of land located in Brampton, Ontario (the “Brampton Land”) and Vaughan, Ontario (the “Vaughan Land,” and collectively with the Brampton Land, the “Ontario Lots”) in the Greater Toronto Area of Canada. On March 26, 2018, the subsidiary of our sponsor assigned its interest in the two Contribution Agreements to one of our subsidiaries. Upon closing of the Ontario Lots, self storage facilities will be developed on both of the Ontario Lots in joint ventures with SmartCentres.

Upon closing, the Ontario Lots will each be owned by a limited partnership (the “Ontario Limited Partnerships”), in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) will each be a 50% limited partner and each have an equal ranking general partner in the Ontario Limited Partnerships.  On June 6, 2018, we (through our subsidiaries) and SmartCentres (through its subsidiaries) entered into Initial Limited Partnership Agreements for each joint venture. It is intended that the Ontario Limited Partnerships develop self storage facilities on the Ontario Lots. The value of the Brampton Land and the Vaughan Land to be contributed by SmartCentres to the Ontario Limited Partnerships has an agreed upon fair market value of approximately $1.8 million CAD and $3.4 million CAD, respectively. At closing, we (through our subsidiaries) will subscribe for 50% of the units in the Ontario Limited Partnerships at an agreed upon subscription price of approximately $0.9 million CAD and $1.7 million CAD, respectively, representing contributions equivalent to 50% of the agreed upon fair market value of each parcel of land. We expect the acquisitions of the Brampton Land and Vaughan Land to close in the second or third quarter of 2019 after the land has been zoned so as to permit the self storage facilities. In some circumstances, if we fail to complete the Brampton Land and Vaughan Land acquisition, we may forfeit up to approximately $200,000 CAD and $500,000 CAD, respectively in earnest money.

Joint Ventures with SmartCentres – Scarborough and Kingspoint

In January 2019, one of our subsidiaries entered into two contribution agreements with a subsidiary of SmartCentres, for two tracts of land located in Scarborough, Ontario (the “Scarborough Land”) and Brampton, Ontario (the “Kingspoint Land,” and collectively with the Scarborough Land, the “Ontario II Lots”) in the Greater Toronto Area of Canada. Upon closing of the Ontario II Lots, self storage facilities will be developed on both of the Ontario II Lots in a joint venture with SmartCentres.

Upon closing, the Ontario II Lots will each be owned by a limited partnership (the “Ontario II Limited Partnerships”), in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) will each be a 50% limited partner and each have an equal ranking general partner in the Ontario II Limited Partnerships. It is intended that the Ontario II Limited Partnerships develop self storage facilities on the Ontario II Lots. The value of the Scarborough Land and the Kingspoint Land to be contributed by SmartCentres to the Ontario II Limited Partnerships has an agreed upon fair market value of approximately $1.8 million CAD and $3.3 million CAD, respectively. At closing, we (through our subsidiaries) will subscribe for 50% of the units in the Ontario II Limited Partnerships at an agreed upon subscription price of approximately $0.9 million CAD and $1.7 million CAD, respectively, representing contributions equivalent to 50% of the agreed upon fair market value of each parcel of land. We expect the acquisitions of the Scarborough Land and Kingspoint Land to close in the first half of 2020 after the land has been zoned so as to permit the self storage facilities. In some circumstances, if we fail to complete the Scarborough Land and Kingspoint Land acquisition, we may forfeit up to approximately $300,000 CAD and $150,000 CAD, respectively in earnest money.

Escondido Property

On April 16, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in Escondido, California (the “Escondido Property”). The purchase price for the Escondido Property is approximately $18.0 million, plus closing and acquisition costs. We expect the acquisition of the Escondido Property to close in the third quarter of 2019 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Offering and/or potential debt financing. If we fail to acquire the Escondido Property, in addition to the incurred acquisition costs, we may also forfeit $750,000 in earnest money as a result.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

On July 31, 2018, one of our subsidiaries made a preferred equity investment of approximately $2.5 million in the entity that is developing the Escondido Property. Such investment will be redeemed upon purchase of the completed property and has an annual preferred return of 8%, to be paid quarterly, with an additional 4% preferred return to be paid upon closing of the property. The Company accounts for this preferred equity investment using the equity method of accounting and it is included in other assets in the accompanying consolidated balance sheet as of March 31, 2019.

Note 10.  Subsequent Events

Offering Status

As of May 3, 2019, in connection with our Offerings we have issued approximately 3,740,445 Class A shares for gross offering proceeds of approximately $91.7 million, approximately 2,821,165 Class T shares for gross offering proceeds of approximately $68.2 million and approximately 711,993 Class W shares for gross offering proceeds of approximately $16.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

On March 17, 2017, we commenced a public offering of a maximum of $1 billion in common shares for sale to the public (the “Primary Offering”) and $95 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”).

As of March 31, 2019, we owned 16 self storage facilities located in six states comprising approximately 11,150 units and approximately 1,305,800 rentable square feet.

As of March 31, 2019, we owned 50% of the equity interests of two entities that owned two tracts of land in the Greater Toronto Area that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. In addition, we had entered into four other contribution agreements with respect to four separate tracts of land in the Greater Toronto Area owned by SmartCentres. For more information, see Note 3 and Note 9 of the Notes to the Consolidated Financial Statements contained in this report.

As of March 31, 2019, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
California	1	470	57,500	4.4%	94%	5%
Florida	3	2,120	254,900	19.5%	85%	27%
Nevada	2	1,220	131,500	10.1%	93%	13%
New Jersey	1	1,900	158,000	12.1%	79%	1%
Texas	8	4,610	605,900	46.4%	87%	46%
Washington	1	830	98,000	7.5%	91%	8%
	16	11,150	1,305,800	100%	87%	100%

(1)	Includes all rentable units, consisting of storage units and parking units (approximately 500 units).
(2)	Includes all rentable square feet consisting of storage units and parking units (approximately 187,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of March 31, 2019.
(4)	Represents rental income for all facilities we own in a state divided by our total rental income for the month ended March 31, 2019.

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

As of March 31, 2019 and 2018, we owned 16 and three self storage facilities, respectively. Our operating results for the three months ended March 31, 2018 include full period results for our first two self storage facilities and partial period results for the self storage facility acquired during the first quarter of 2018. Our operating results for the period ended March 31, 2019 include full period results for 14 self storage facilities, and partial period results for two self storage facilities acquired during the first quarter of 2019. As such, we believe there is little basis for comparison between the three months ended March 31, 2019 and 2018. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

Total Revenues

Total revenues for the three months ended March 31, 2019 and 2018 were approximately $3.5 million and $0.4 million, respectively. The increase in total revenues is primarily attributable to a full quarter of operations for 14 properties and partial quarter of operations for the two properties acquired in the first quarter of 2019, compared to a full quarter of operations for two properties and partial quarter of operations for the property acquired in the first quarter of 2018. We expect total revenues to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2019 and 2018 were approximately $1.1 million and $0.1 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full quarter of operations for 14 properties and partial quarter of operations for the two properties acquired in the first quarter of 2019, compared to a full quarter of operations for two properties and partial quarter of operations for the property acquired in the first quarter of 2018. We expect property operating expenses to increase in the future as our operational activity increases.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2019 and 2018 were approximately $0.6 million and $0.1 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full quarter of operations for 14 properties and partial quarter of operations for the two properties acquired in the first quarter of 2019, compared to a full quarter of operations for two properties and partial quarter of operations for the property acquired in the first quarter of 2018. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 and 2018 were approximately $0.5 million and $0.3 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to an increase in our Advisor’s payroll related costs and transfer agent fees commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2019 and 2018 were approximately $2.2 million and $0.2 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full quarter of operations for 14 properties and partial quarter of operations for the two properties acquired in the first quarter of 2019, compared to a full quarter of operations for two properties and partial quarter of operations for the property acquired in the first quarter of 2018. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended March 31, 2019 and 2018 were approximately $0.2 million and $0.1 million, respectively. The increase in acquisition expenses primarily relates to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended March 31, 2019 and 2018 were approximately $0.2 million and $0.1 million, respectively. The increase in acquisition expenses primarily relates to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy.  We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended March 31, 2019 and 2018 was approximately $0.9 million and none, respectively. The increase in interest expense was due to debt obtained in conjunction with certain of the properties we acquired subsequent to June 30, 2018. We expect interest expense to fluctuate in the future commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended March 31, 2019 and 2018 were approximately $0.2 million and none, respectively. The increase in interest expense – debt issuance costs was due to debt obtained in conjunction with certain of the properties we acquired subsequent to June 30, 2018. We expect interest expense – debt issuance costs to fluctuate in the future commensurate with our future financing activity.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
Net cash flow provided by (used in):
Operating activities	$(491,655)	$(261,433)	$(230,222)
Investing activities	(48,279,729)	(7,824,729)	(40,455,000)
Financing activities	45,170,645	14,694,386	30,476,259

Cash flows used in operating activities for the three months ended March 31, 2019 and 2018 were approximately $0.5 million and $0.3 million, respectively, a change of approximately $0.2 million. The increase in cash used in our operating activities is primarily the result of an increase in accounts payable and accrued liabilities of approximately $0.7 million offset by a decrease in our net loss, adjusted for depreciation and amortization of approximately $0.4 million.

Cash flows used in investing activities for the three months ended March 31, 2019 and 2018 were approximately $48.3 million and $7.8 million, respectively, a change of approximately $40.5 million. The increase in cash used in our investing activities is primarily the result of an increase in acquisitions during the three months ended March 31, 2019 of approximately $36.3 million and an increase in investment in joint ventures of approximately $4.1 million.

Cash flows provided by financing activities for the three months ended March 31, 2019 and 2018 were approximately $45.2 million and $14.7 million, respectively, a change of approximately $30.5 million. The increase in cash provided by our financing activities is primarily the result of an increase in net proceeds raised from our Offering of approximately $25.3 million and proceeds from issuance of debt of $6.0 million, primarily offset by an increase in cash distributions paid of approximately $0.6 million.

Short-Term Liquidity and Capital Resources

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

Distribution Policy

On March 7, 2019, our board of directors declared a daily distribution rate for the second quarter of 2019 of approximately $0.004281 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on April 1, 2019 and ending June 30, 2019. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Currently, we are making distributions to our stockholders using proceeds from the Public Offering in anticipation of future cash flow. As such, this reduces the amount of capital we will ultimately invest in properties. Because substantially all of our operations are performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Public Offering. Though we presently intend to pay only cash distributions, and potentially stock distributions, we are authorized by our charter to pay in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the Public Offering. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Distributions are paid to our stockholders as of the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares, Class T Shares and Class W Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees and distributions of Class W Shares will likely be lower than distributions on Class A Shares because Class W Shares are subject to the ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Public Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Distributions paid in cash — common stockholders	$1,019,952		$419,331
Distributions paid in cash — Operating Partnership unitholders	3,425		4,004
Distributions reinvested	833,499		291,645
Total distributions	$1,856,876		$714,980
Source of distributions
Cash flows provided by operations	$—	0%	$—	0%
Proceeds from the Public Offering	1,023,377	55.1%	423,335	59.2%
Offering proceeds from distribution reinvestment plan	833,499	44.9%	291,645	40.8%
Total sources	$1,856,876	100.0%	$714,980	100.0%

From our inception through March 31, 2019, we paid cumulative distributions of approximately $7.4 million, as compared to cumulative net loss attributable to our common stockholders of approximately $8.4 million. For the three months ended March 31, 2019, we paid distributions of approximately $1.9 million, as compared to a net loss attributable to our common stockholders of approximately $2.4 million. Net loss attributable to our common stockholders for the three months ended March 31, 2019 reflects non-cash depreciation and amortization of approximately $2.4 million and acquisition related expenses of approximately $0.4 million. Cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $6.6 million, and acquisition related expenses of approximately $2.2 million.

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

We have not been able to and may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock in the Public Offering. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Indebtedness

As of March 31, 2019, our total indebtedness was approximately $69.9 million which included approximately $68.0 million of variable rate debt and approximately $2.3 million of fixed rate debt, less approximately $0.4 million in net debt issuance costs. As of December 31, 2018, our total indebtedness was approximately $63.8 million which included approximately $62.0 million of variable rate debt and approximately $2.3 million of fixed rate debt, less approximately $0.5 million in net debt issuance costs. Our variable rate debt has an initial maturity date in 2019 and we intend to exercise the extension option or repay the loan through debt refinancing. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2019:

	Payments due during the years ended December 31,
	Total	2019	2020-2021	2022-2023	Thereafter
Mortgage interest(1)	$2,163,062	$1,238,334	$262,527	$226,383	$435,818
Mortgage principal(2)	70,273,656	68,091,448	266,314	302,457	1,613,437
Total contractual obligations	$72,436,718	$69,329,782	$528,841	$528,840	$2,049,255
(1)

Interest expense on variable rate debt was calculated based upon the contractual rate in effect as of March 31, 2019. Interest expense on the KeyBank Credit Facility is calculated presuming the amount outstanding as of March 31, 2019 would remain outstanding through the maturity date of July 31, 2019. Interest expense on the Katy Loan is calculated presuming the amount outstanding as of March 31, 2019 would remain outstanding through the maturity date of September 1, 2031.

(2)	Amount represents principal payments only, excluding debt issuance costs.

Off-Balance Sheet Arrangements

On July 31, 2018, one of our subsidiaries made a preferred equity investment in an entity that is developing a self storage facility. For more information please see Note 9 of the Notes to the Consolidated Financial Statements contained in this report. The investment is accounted for under the equity method of accounting. We also have joint ventures with SmartCentres, which are accounted for using the equity method of accounting. Other than the foregoing, we do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of March 31, 2019, our total indebtedness was approximately $69.9 million, which included approximately $68.0 million in variable rate debt and approximately $2.3 million in fixed rate debt, less approximately $0.4 million in debt issuance costs. As of December 31, 2018, our total indebtedness was approximately $63.8 million, which included approximately $62.0 million in variable rate debt and approximately $2.3 million in fixed rate debt, less approximately $0.5 million in debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.7 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of March 31, 2019:

	Payments due during the years ended December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Variable rate debt	$68,000,000	$—	$—	$—	$—	$—	$68,000,000
Average interest rate(1)	4.99%	N/A	N/A	N/A	N/A	N/A
Fixed rate debt	$91,448	$128,922	$137,392	$146,419	$156,038	$1,613,437	$2,273,656
Average interest rate(1)	6.38%	6.38%	6.38%	6.38%	6.38%	6.38%
(1)

Interest expense for the variable rate debt was calculated based on the contractual rate in effect on March 31, 2019. Interest expense on the KeyBank Credit Facility is calculated presuming the amount outstanding as of March 31, 2019 would remain outstanding through the maturity date of July 31, 2019. Interest expense on the Katy Loan is calculated presuming the amount outstanding as of March 31, 2019 would remain outstanding through the maturity date of September 1, 2031.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2019.

We incurred a net loss attributable to common stockholders of approximately $2.4 million for the three months ended March 31, 2019. Our accumulated deficit was approximately $8.4 million as of March 31, 2019. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)

On March 17, 2017, our Offering (SEC File No. 333-212639) of up to $1.0 billion in shares of our common stock in our primary offering was declared effective by the SEC, consisting of three classes of shares: Class A shares for $25.00 per share (up to $450 million in shares), Class T shares for $24.21 per share (up to $450 million in shares), and Class W shares for $22.75 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $23.75 per share for Class A shares, $23.00 per share for Class T shares and $22.75 per share for Class W shares. As of March 31, 2019, we had sold approximately 3.2 million Class A shares for gross offering proceeds of approximately $79.2 million, approximately 2.5 million Class T shares for gross offering proceeds of approximately $61.7 million and approximately 0.6 million Class W shares for gross offering proceeds of approximately $14.4 million pursuant to our Primary Offering and had sold approximately 360,577 Class A Shares in the Private Offering Transaction for gross proceeds of approximately $7.5 million. In conjunction with the Private Offering Transaction and the Primary Offering, we have incurred approximately $14.0 million in sales commissions and dealer manager fees (of which approximately $9.1 million was re-allowed to a third party broker-dealer), and approximately $3.6 million in organization and offering costs.

With the net offering proceeds of the Public Offering, we acquired approximately $185.6 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. For the three months ended March 31, 2019, we received three redemption requests totaling approximately $83,000 (approximately 3,600 shares) which was included in accounts payable and accrued liabilities as of March 31, 2019, and fulfilled in April 2019. For the year ended December 31, 2018, we received redemption requests totaling approximately $110,000 (approximately 4,900 shares), approximately $30,000 of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $80,000 included in accounts payable and accrued liabilities as of December 31, 2018, and fulfilled in January 2019. During the three months ended March 31, 2019, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
January 31, 2019	3,660	$22.46	3,660	165,509
February 28, 2019	—	—	—	165,509
March 31, 2019	—	—	—	165,509
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3

Certificate of Correction to the First Articles of Amendment and Restatement of Strategic Storage Trust IV, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q, filed on August 13, 2018, Commission File No. 000-55928

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to the Company’s prospectus, filed on April 19, 2019, Commission File No. 333-212639

10.1

First Amendment to Credit Agreement, dated January 8, 2019, incorporated by reference to Exhibit 10.13 to the Registrant’s Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on January 10, 2019, Commission File No. 333-212639

10.2

First Amendment to the Newark Purchase Agreement, dated January 11, 2019, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed on March 20, 2019, Commission File No. 000-55928

10.3

Second Amendment to the Newark Purchase Agreement, dated February 19, 2019, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed on March 20, 2019, Commission File No. 000-55928

10.4

Third Amendment to the Newark Purchase Agreement, dated March 12, 2019, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed on March 20, 2019, Commission File No. 000-55928

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

101*

The following Strategic Storage Trust IV, Inc. financial information for the quarter ended March 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST IV, INC. (Registrant)
Dated: May 10, 2019	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)