Form 10-Q
period 2019-06-30
Strategic Storage Trust IV, Inc.
filed 2019-08-12
CIK 1680232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of August 2, 2019, there were 4,082,891 outstanding shares of Class A common stock, 3,189,131 outstanding shares of Class T common stock and 851,621 outstanding shares of Class W common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Real estate facilities:
Land	$40,468,823	$26,485,823
Buildings	128,709,965	103,015,323
Site improvements	9,358,932	6,478,932
	178,537,720	135,980,078
Accumulated depreciation	(3,988,604)	(1,769,436)
Real estate facilities, net	174,549,116	134,210,642
Cash and cash equivalents	7,416,570	15,672,258
Restricted cash	60,609	123,182
Other assets, net	13,386,760	7,778,605
Debt issuance costs, net of accumulated amortization	740,766	—
Intangible assets, net of accumulated amortization	3,984,135	4,158,073
Total assets	$200,137,956	$161,942,760
LIABILITIES AND EQUITY
Secured debt, net	$45,198,549	$63,777,861
Accounts payable and accrued liabilities	2,486,760	3,027,701
Due to affiliates	3,653,802	1,720,633
Distributions payable	926,982	603,497
Total liabilities	52,266,093	69,129,692
Commitments and contingencies (Note 6)
Redeemable common stock	3,851,732	2,093,989
Equity:
Strategic Storage Trust IV, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Class A Common stock, $0.001 par value; 315,000,000 shares authorized; 3,964,935 and 2,962,849 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3,966	2,964
Class T Common stock, $0.001 par value; 315,000,000 shares authorized; 3,079,746 and 1,570,411 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3,079	1,570
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 807,624 and 353,991 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	807	354
Additional paid-in capital	165,773,659	102,710,956
Distributions	(10,838,375)	(6,106,597)
Accumulated deficit	(11,100,742)	(5,939,040)
Accumulated other comprehensive income (loss)	46,064	(96,670)
Total Strategic Storage Trust IV, Inc. equity	143,888,458	90,573,537
Noncontrolling interests in our Operating Partnership	131,673	145,542
Total equity	144,020,131	90,719,079
Total liabilities and equity	$200,137,956	$161,942,760

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Self storage rental revenue	$4,282,158	$819,874	$7,719,366	$1,177,122
Ancillary operating revenue	27,413	4,239	49,333	5,095
Total revenues	4,309,571	824,113	7,768,699	1,182,217
Operating expenses:
Property operating expenses	1,352,731	260,106	2,491,820	388,721
Property operating expenses – affiliates	712,728	129,166	1,310,713	186,921
General and administrative	635,996	503,979	1,109,872	799,552
Depreciation	1,210,651	233,605	2,272,039	331,439
Intangible amortization expense	1,318,711	251,286	2,433,938	353,519
Acquisition expense – affiliates	111,664	178,994	322,486	299,086
Other property acquisition expenses	57,571	319,876	239,015	469,800
Total operating expenses	5,400,052	1,877,012	10,179,883	2,829,038
Operating loss	(1,090,481)	(1,052,899)	(2,411,184)	(1,646,821)
Other income (expense):
Interest expense	(779,676)	—	(1,633,484)	—
Interest expense – debt issuance costs	(851,328)	—	(1,095,642)	—
Other	(30,693)	95,914	(28,374)	121,089
Net loss	(2,752,178)	(956,985)	(5,168,684)	(1,525,732)
Net loss attributable to the noncontrolling interests in our Operating Partnership	3,201	2,790	6,982	5,070
Net loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(2,748,977)	$(954,195)	$(5,161,702)	$(1,520,662)
Net loss per Class A share—basic and diluted	$(0.37)	$(0.32)	$(0.79)	$(0.59)
Net loss per Class T share—basic and diluted	$(0.37)	$(0.32)	$(0.79)	$(0.59)
Net loss per Class W share—basic and diluted	$(0.37)	$(0.32)	$(0.79)	$(0.59)
Weighted average Class A shares outstanding—basic and Diluted	3,781,367	1,964,622	3,509,739	1,729,367
Weighted average Class T shares outstanding—basic and Diluted	2,865,443	795,291	2,403,762	668,298
Weighted average Class W shares outstanding—basic and Diluted	734,054	199,087	604,431	167,157

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net loss	$(2,752,178)	$(956,985)	$(5,168,684)	$(1,525,732)
Other comprehensive loss:
Foreign currency translation adjustments	133,686	(16,621)	142,734	(29,992)
Comprehensive loss	(2,618,492)	(973,606)	(5,025,950)	(1,555,724)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	3,049	2,836	6,817	5,170
Comprehensive loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(2,615,443)	$(970,770)	$(5,019,133)	$(1,550,554)

See notes to consolidated financial statements.

Strategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Strategic Storage Trust IV, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2017	1,253,576	$1,254	426,228	$426	110,646	$111	$36,653,000	$(1,079,785)	$(1,230,755)	$—	$34,344,251	$171,100	$34,515,351	$183,420
Gross proceeds from issuance of common stock	419,205	419	214,459	215	42,801	42	16,606,278	—	—	—	16,606,954	—	16,606,954	—
Offering costs	—	—	—	—	—	—	(1,850,357)	—	—	—	(1,850,357)	—	(1,850,357)	—
Changes to redeemable common stock	—	—	—	—	—	—	(291,645)	—	—	—	(291,645)	—	(291,645)	291,645
Distributions	—	—	—	—	—	—	—	(798,791)	—	—	(798,791)	—	(798,791)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,425)	(3,425)	—
Issuance of shares for distribution reinvestment plan	8,252	8	3,245	3	924	1	291,633	—	—	—	291,645	—	291,645	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(566,467)	—	(566,467)	—	(566,467)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	-	(2,280)	(2,280)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(13,371)	(13,371)	—	(13,371)	—
Balance as of March 31, 2018	1,681,033	1,681	643,932	644	154,371	154	51,408,909	(1,878,576)	(1,797,222)	(13,371)	47,722,219	165,395	47,887,614	475,065
Gross proceeds from issuance of common stock	543,346	543	284,893	285	90,176	91	22,523,496	—	—	—	22,524,415	—	22,524,415	—
Offering costs	—	—	—	—	—	—	(2,325,026)	—	—	—	(2,325,026)	—	(2,325,026)	—
Changes to redeemable common stock	—	—	—	—	—	—	(428,340)	—	—	—	(428,340)	—	(428,340)	428,340
Distributions	—	—	—	—	—	—	—	(1,098,595)	—	—	(1,098,595)	—	(1,098,595)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,460)	(3,460)	—
Issuance of shares for distribution reinvestment plan	11,818	12	5,097	5	1,358	1	428,322	—	—	—	428,340	—	428,340	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(954,195)	—	(954,195)	—	(954,195)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(2,790)	(2,790)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(16,621)	(16,621)	—	(16,621)	—
Balance as of June 30, 2018	2,236,197	$2,236	933,922	$934	245,905	$246	$71,607,361	$(2,977,171)	$(2,751,417)	$(29,992)	$65,852,197	$159,145	$66,011,342	$903,405

	Common Stock
	Class A		Class T		Class W
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Strategic Storage Trust IV, Inc. Equity	Noncontrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2018	2,962,849	$2,964	1,570,411	$1,570	353,991	$354	$102,710,956	$(6,106,597)	$(5,939,040)	$(96,670)	$90,573,537	$145,542	$90,719,079	$2,093,989
Gross proceeds from issuance of common stock	560,391	560	966,126	966	277,021	277	43,669,267	—	—	—	43,671,070	—	43,671,070	—
Offering costs	—	—	—	—	—	—	(4,239,678)	—	—	—	(4,239,678)	—	(4,239,678)	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	72,476	—	—	—	72,476	—	72,476	—
Changes to redeemable common stock	—	—	—	—	—	—	(833,499)	—	—	—	(833,499)	—	(833,499)	833,499
Redemptions of common stock	(3,660)	(4)	—	—	—	—	—	—	—	—	(4)	—	(4)	(83,187)
Distributions	—	—	—	—	—	—	—	(2,045,018)	—	—	(2,045,018)	—	(2,045,018)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,425)	(3,425)	—
Issuance of shares for distribution reinvestment plan	20,407	20	12,567	13	2,629	3	833,463	—	—	—	833,499	—	833,499	—
Stock based compensation expense	—	—	—	—	—	—	4,688	—	—	—	4,688	—	4,688	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(2,412,725)	—	(2,412,725)	—	(2,412,725)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(3,781)	(3,781)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	9,048	9,048	—	9,048	—
Balance as of March 31, 2019	3,539,987	3,540	2,549,104	2,549	633,641	634	142,217,673	(8,151,615)	(8,351,765)	(87,622)	125,633,394	138,336	125,771,730	2,844,301
Gross proceeds from issuance of common stock	400,681	401	508,165	508	169,129	169	26,131,578	—	—	—	26,132,656	—	26,132,656	—
Offering costs	—	—	—	—	—	—	(2,623,563)	—	—	—	(2,623,563)	—	(2,623,563)	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	43,336	—	—	—	43,336	—	43,336	—
Changes to redeemable common stock	—	—	—	—	—	—	(1,241,912)	—	—	—	(1,241,912)	—	(1,241,912)	1,241,912
Redemptions of common stock	(3,606)	(3)	—	—	—	—	—	—	—	—	(3)	—	(3)	(234,481)
Issuance of restricted stock	2,000	2	—	—	—	—	—	—	—	—	2	—	2	—
Distributions	—	—	—	—	—	—	—	(2,686,760)	—	—	(2,686,760)	—	(2,686,760)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,462)	(3,462)	—
Issuance of shares for distribution reinvestment plan	25,873	26	22,477	22	4,854	4	1,241,860	—	—	—	1,241,912	—	1,241,912	—
Stock based compensation expense	—	—	—	—	—	—	4,687	—	—	—	4,687	—	4,687	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(2,748,977)	—	(2,748,977)	—	(2,748,977)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(3,201)	(3,201)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	133,686	133,686	—	133,686	—
Balance as of June 30, 2019	3,964,935	$3,966	3,079,746	$3,079	807,624	$807	$165,773,659	$(10,838,375)	$(11,100,742)	$46,064	$143,888,458	$131,673	$144,020,131	$3,851,732

See notes to consolidated financial statements.

STrategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(5,168,684)	$(1,525,732)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,705,977	684,958
Amortization of debt issuance costs	496,020	—
Stock based compensation expense related to issuance of restricted stock	9,375	—
Increase (decrease) in cash and cash equivalents from change in assets and liabilities:
Other assets, net	(749,166)	(723,600)
Accounts payable and accrued liabilities	(430,795)	287,635
Due to affiliates	171,933	51,000
Net cash used in operating activities	(965,340)	(1,225,739)
Cash flows from investing activities:
Purchase of real estate	(43,665,491)	(29,684,794)
Additions to real estate facilities	(252,151)	(114,281)
Deposits on acquisitions of real estate	(629,597)	(3,610,313)
Return of deposit on acquisition of real estate	—	650,000
Investment in joint ventures, net	(4,730,200)	—
Net cash used in investing activities	(49,277,439)	(32,759,388)
Cash flows from financing activities:
Proceeds from issuance of revolving secured debt	43,000,000	—
Proceeds from issuance of secured debt	6,000,000	—
Repayment of secured debt	(68,000,000)	—
Scheduled principal payments on secured debt	(59,525)	—
Debt issuance costs	(756,573)	(78,556)
Gross proceeds from issuance of common stock	69,162,026	39,531,145
Offering costs	(4,921,308)	(3,421,958)
Redemption of common stock	(165,400)	—
Distributions paid to common stockholders	(2,327,777)	(989,117)
Distributions paid to noncontrolling interest in our Operating Partnership	(6,925)	(7,502)
Net cash provided by financing activities	41,924,518	35,034,012
Net change in cash, cash equivalents and restricted cash	(8,318,261)	1,048,885
Cash, cash equivalents and restricted cash, beginning of period	15,795,440	21,929,125
Cash, cash equivalents and restricted cash, end of period	$7,477,179	$22,978,010
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$1,888,829	$—
Deposits applied to purchase of real estate	$900,000	$—
Proceeds from issuance of common stock in other assets	$—	$130,000
Proceeds from issuance of common stock in accounts payable and accrued liabilities	$680,000	$—
Offering costs included in due to affiliates	$1,845,117	$758,244
Offering costs included in accounts payable and accrued liabilities	$104,228	$126,292
Redemption of common stock in accounts payable and accrued liabilities	$234,481	$—
Distributions payable	$926,982	$404,082
Issuance of shares pursuant to distribution reinvestment plan	$2,075,411	$719,985
Foreign currency translation adjustment	$142,734	$(29,992)
Other assets, net included in accrued expenses	$—	$80,939

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Prior to June 28, 2019 both we and Strategic Storage Trust II, Inc. (“SST II”) were sponsored by SmartStop Asset Management, LLC (“SAM,” or our “Prior Sponsor”). On June 28, 2019, SST II, and its operating partnership, Strategic Storage Operating Partnership II, L.P., entered into a series of transactions, agreements, and amendments to its existing agreements and arrangements (such agreements and amendments are referred to collectively as the “Self Administration Transaction”), with our Prior Sponsor, and its affiliates, pursuant to which, effective as of June 28, 2019, SST II acquired the self storage advisory, asset management, property management, investment management, and Tenant Programs (as defined in Note 5) of SAM, along with certain other assets, including SAM’s sole membership interest in SmartStop Storage Advisors, LLC, which owned all of the membership interests of our advisor and our property manager. Immediately after the Self Administration Transaction, SST II changed its name to SmartStop Self Storage REIT, Inc. (“SmartStop”). As a result of the Self Administration Transaction, SmartStop REIT Advisors, LLC, an indirect subsidiary of SmartStop, became the sponsor (our “Sponsor”) of our Offering of shares of our common stock, as described below. Our Sponsor owns 100% of Strategic Storage Advisor IV, LLC (our “Advisor”) and Strategic Storage Property Management IV, LLC (our “Property Manager”).

We have no employees. Our Advisor, a Delaware limited liability company, was formed on May 31, 2016. Our Advisor is responsible for managing our affairs on a day-to-day basis and identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement we entered into with our Advisor (our “Advisory Agreement”) on March 3, 2017. A majority of our officers are also officers of our Advisor and our Sponsor.

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

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction” and together with the Public Offering, the “Offerings”). Due to the proceeds raised in our Private Offering Transaction, there was not a minimum number of shares we needed to sell before accepting subscriptions for the Primary Offering. On March 17, 2017 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective and we commenced formal operations. As of June 30, 2019, approximately 3.6 million Class A shares for gross offering proceeds of approximately $89.8 million, approximately 3.1 million Class T shares for gross offering proceeds of approximately $74.5 million and approximately 0.8 million Class W shares for gross offering proceeds of approximately $18.4 million had been sold in the Public Offering.

On June 20, 2019, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $22.65 for our Class A shares, Class T shares, and Class W shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2019. As a result of the calculation of our estimated value per share, effective on June 21, 2019, the offering price of Class A shares became $24.89 per share, the offering price of Class T shares became $24.10 per share, and the offering price of Class W shares became $22.65 per share. In addition, shares sold pursuant to our distribution reinvestment plan are now sold at $22.65 per share for Class A, Class T, and Class W shares, effective for distribution payments being paid beginning in July 2019.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

We have invested, and intend to continue to invest, the net proceeds from our Offerings primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of June 30, 2019, we owned 16 operating self storage properties located in six states (California, Florida, Nevada, New Jersey, Texas and Washington).

Our operating partnership, Strategic Storage Operating Partnership IV, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on June 2, 2016. On June 15, 2016, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 (8,889 partnership units) and on June 15, 2016, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. As of June 30, 2019, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.1% of the common units are owned by our Advisor.

As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS IV, Inc., a Delaware corporation (the “TRS”) which was formed on June 2, 2016, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager is a Delaware limited liability company which was formed on May 31, 2016 to manage our properties. An affiliate of our Sponsor owns the rights to the “SmartStop® Self Storage” brand and our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. Please see Note 5 – Related Party Transactions – Property Management Agreement.

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). On February 10, 2017, the Company executed a dealer manager agreement, as amended (the “Dealer Manager Agreement”), with our Dealer Manager. Our Dealer Manager is responsible for marketing our shares to be offered pursuant to our Primary Offering. Our Prior Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager.

Our Prior Sponsor owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our transfer agent (our “Transfer Agent”). On May 31, 2018, the Company executed an agreement (the “Transfer Agent Agreement”), with our Transfer Agent to provide transfer agent and registrar services to us that are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. Please see Note 5 – Related Party Transactions – Transfer Agent Agreement.

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

June 30, 2019

(Unaudited)

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

As of June 30, 2019 and December 31, 2018, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres Real Estate Investment Trust and our preferred equity investment, which are all accounted for under the equity method of accounting.  Please see Notes 3 and 9. Other than the entities noted above, we do not currently have any relationships with unconsolidated entities or financial partnerships.

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

June 30, 2019

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $2.3 million and $5.5 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions of integrated sets of assets and activities that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the six months ended June 30, 2019 and 2018, our acquisitions have not met the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the six months ended June 30, 2019 and 2018, we acquired two and three properties, respectively, that did not meet the definition of a business, and we capitalized approximately $65,000 and $105,000, respectively, of acquisition-related transaction costs.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

During the three months ended June 30, 2019 and 2018, we expensed approximately $170,000 and $500,000, respectively, of acquisition-related transaction costs that did not meet our capitalization criteria. During the six months ended June 30, 2019 and 2018, we expensed approximately $560,000 and $770,000, respectively, of acquisition-related transaction costs that did not meet our capitalization criteria

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the six months ended June 30, 2019 and 2018, no impairment losses were recognized.

Revenue Recognition

Management believes that all of our leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from any long-term operating leases are recognized on a straight-line basis over the term of the lease. In March 2019, in connection with the acquisition of a self storage facility in Newark, New Jersey, we entered into a ten year operating lease with the seller for approximately 50,000 square feet of warehouse space. The lease contains scheduled base rent increases and future minimum lease payments totaling approximately $6.9 million. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in accounts payable and accrued liabilities in our consolidated balance sheets and contractually due but unpaid rent is included in other assets.

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

June 30, 2019

(Unaudited)

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of June 30, 2019 and December 31, 2018, the gross amounts allocated to in-place lease intangibles was approximately $8.3 million and $6.1 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $4.3 and $1.9 million, respectively.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2019 and 2020 is approximately $2.4 million and $1.6 million, respectively, and none for the years thereafter.

Debt Issuance Costs

The net carrying value of costs incurred in connection with our revolving credit facility are presented as debt issuance costs on our consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2019 and December 31, 2018, accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $2,000 and none, respectively.

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2019 and December 31, 2018, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $3,000 and $0.4 million, respectively.

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

June 30, 2019

(Unaudited)

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

For the six months ended June 30, 2019, we received redemption requests totaling approximately $318,000 (approximately 14,000 shares), approximately $83,000 of which were fulfilled during the six months ended June 30, 2019, with the remaining approximately $235,000 included in accounts payable and accrued liabilities as of June 30, 2019, and fulfilled in July 2019. For the year ended December 31, 2018, we received redemption requests totaling approximately $110,000 (approximately 4,900 shares), approximately $30,000 of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $80,000 included in accounts payable and accrued liabilities as of December 31, 2018, and fulfilled in January 2019.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The table below summarizes our fixed rate note payable at June 30, 2019 and December 31, 2018. The estimated fair value of financial instruments are subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate note payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$2,270,000	$2,243,657	$2,350,000	$2,303,182

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

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. We adopted this standard on January 1, 2019 using the modified retrospective approach, without applying the provisions to comparative periods presented. Its adoption did not have a material impact on our consolidated financial statements as substantially all of our lease revenues are derived from month-to-month leases and, as

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

lessee, we have no significant leases. In addition, the new standard requires our expected loss related to collectability of rental payments, previously reflected in property operating expenses as bad debt expense, to be reflected as an adjustment to self storage rental revenue. The impact of this was a reduction in both self storage rental revenue and property operating expenses of approximately $40,000 and $70,000 for the three and six months ended June 30, 2019, respectively.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2019:

Real estate facilities
Balance at December 31, 2018	$135,980,078
Facility acquisitions	42,305,491
Improvements and additions	252,151
Balance at June 30, 2019	$178,537,720
Accumulated depreciation
Balance at December 31, 2018	$(1,769,436)
Depreciation expense	(2,219,168)
Balance at June 30, 2019	$(3,988,604)

The following table summarizes the purchase price allocations for our acquisitions during the six months ended June 30, 2019:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2019 Revenue(2)	2019 Property Operating Income(2)(3)
Plant City – FL	01/08/19	$13,688,543	$831,000	$14,519,543	$646,097	$415,417
Newark – NJ	03/26/19	28,616,948	1,429,000	30,045,948	821,125	587,089
		$42,305,491	$2,260,000	$44,565,491	$1,467,222	$1,002,506

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

June 30, 2019

(Unaudited)

Joint Venture with SmartCentres – Oshawa Property

In August 2018, one of our subsidiaries entered into a contribution agreement (the “Contribution Agreement”) with a subsidiary of SmartCentres, for a tract of land owned by SmartCentres and located in Oshawa, Ontario (the “Oshawa Land”) in the Greater Toronto Area of Canada. In September 2018, we closed on the Oshawa Land, which is now owned by a limited partnership (the “Oshawa Limited Partnership”), in which we (through our subsidiary) and SmartCentres (through its subsidiary) are each a 50% limited partner and each have an equal ranking general partner in the Oshawa Limited Partnership. At closing, we subscribed for 50% of the units in the Oshawa Limited Partnership at an agreed upon subscription price of approximately $750,000 CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the Oshawa Land. The Oshawa Limited Partnership intends to develop a self storage facility on the Oshawa Land. We expect development of the Oshawa Land to be completed in the second half of 2020. Our investment in the Oshawa Land of approximately $690,000 is included in other assets, in the accompanying consolidated balance sheet as of June 30, 2019.

Joint Venture with SmartCentres – East York Property

On January 9, 2019, one of our subsidiaries entered into a share purchase agreement with a company wholly owned by SST II, a REIT previously sponsored by our Prior Sponsor, to purchase two companies, which together held SST II’s 50% interest in a limited partnership (the “East York Limited Partnership”) that owns a tract of land in East York, Ontario (the “East York Land”) in the Greater Toronto Area of Canada for a purchase price of approximately $4.7 million CAD which represents total costs incurred by SST II related to the East York Limited Partnership. SmartCentres is the other 50% limited partner in the East York Limited Partnership and we and SmartCentres each have an equal ranking general partner in the East York Limited Partnership. SST II previously purchased its 50% East York Limited Partnership interest at an agreed upon subscription price of approximately $3.8 million CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the land. The East York Limited Partnership intends to develop a self storage facility on the East York Land. We expect development of the East York Land to be completed in the fourth quarter of 2019 or first quarter of 2020. The value of the land contributed to the East York Limited Partnership had an agreed upon fair market value of approximately $7.6 million CAD. Our investment in the East York Land of approximately $5.1 million USD is included in other assets, in the accompanying consolidated balance sheet as of June 30, 2019.

Note 4. Secured Debt

The Company’s debt is summarized as follows:

Secured Debt	June 30, 2019	December 31, 2018	Interest Rate	Maturity Date
KeyBank Credit Facility	$—	$62,000,000	4.9%	N/A
Revolving KeyBank Credit Facility	43,000,000	—	3.9%	6/27/2022
Katy Loan	2,243,657	2,303,182	6.4%	9/1/2031
Debt issuance costs, net	(45,108)	(525,321)
Total Secured Debt	$45,198,549	$63,777,861

The weighted average interest rate on our consolidated debt as of June 30, 2019 was approximately 4.0%.

KeyBank Credit Facility

On July 31, 2018, the Company, through six special purpose entities (collectively, the “Borrower”) wholly owned by our Operating Partnership, entered into a credit agreement (the “Credit Agreement”) with KeyBank, National Association (“KeyBank”), as administrative agent and KeyBanc Capital Markets, LLC, as sole book runner and sole lead arranger.

Under the terms of the Credit Agreement, the Borrower had an initial maximum borrowing capacity up to $70 million (the “KeyBank Credit Facility”). From July 31, 2018, to October 30, 2018 we borrowed $62 million on the KeyBank Credit Facility to finance the acquisition of seven self storage facilities.  On October 31, 2018, and pursuant to the terms of the Credit Agreement, the maximum borrowing capacity of the KeyBank Credit Facility was reduced to $62 million, which was the amount outstanding on the KeyBank Credit Facility as of that date and as of December 31, 2018. On January 8, 2019, the KeyBank Credit Facility was amended in order to allow the Borrower to draw an additional $6 million, which was used in connection with the acquisition of the Plant City property. The maximum borrowing capacity and the amount outstanding on the KeyBank Credit Facility was increased to $68 million.

The KeyBank Credit Facility was a term loan that had a maturity date of July 31, 2019. Payments due under the KeyBank Credit Facility were interest-only. As of June 27, 2019, the applicable interest rate was approximately 4.9% which

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

was based on LIBOR plus 250 basis points. On June 27, 2019, the KeyBank Credit Facility was repaid in full and terminated with proceeds from the Revolving KeyBank Credit Facility.

Revolving KeyBank Credit Facility

On June 27, 2019, we, through our operating partnership, and certain affiliated entities (collectively, the “Borrower”), entered into an amended and restated credit agreement (the “Revolving KeyBank Credit Facility”) with KeyBank, National Association (“KeyBank”), as administrative agent and KeyBanc Capital Markets, LLC, as sole book runner and sole lead arranger. The Revolving KeyBank Credit Facility replaced the KeyBank Credit Facility.

Under the terms of the Revolving KeyBank Credit Facility, we had an initial maximum borrowing capacity of $55 million. On June 27, 2019, $43 million was drawn on the Revolving KeyBank Credit Facility to repay in full and terminate the KeyBank Credit Facility. The Revolving KeyBank Credit Facility may be increased by up to an additional $245 million, to a maximum credit facility size of $300 million, in minimum increments of $20 million, which KeyBank will arrange on a best efforts basis. On August 9, 2019, we entered into an amendment and joinder to amended and restate the Revolving KeyBank Credit Facility (the “First Amendment”) with KeyBank. Under the terms of the First Amendment, we added an additional $45 million to our maximum borrowing capacity for a total of $100 million with the admission of Texas Capital Bank (“Texas Capital”), Fifth Third Bank (“Fifth Third”) and SunTrust Bank (“SunTrust”) (the “Subsequent Lenders”). The additional borrowing capacity will be primarily used to fund our future self storage property acquisitions. The Subsequent Lenders also became a party to the Revolving KeyBank Credit Facility through a joinder agreement in the First Amendment.

The Revolving KeyBank Credit Facility is a revolving loan with an initial term of three years, maturing on June 27, 2022, with two one-year extension options subject to certain conditions outlined further in the Revolving KeyBank Credit Facility. Monthly payments due pursuant to the Revolving KeyBank Credit Facility are interest-only and the principal balance is due at maturity. The Revolving KeyBank Credit Facility bears interest based on the type of borrowing. The ABR Loans bear interest at the lesser of (x) the Alternate Base Rate (as defined in the Revolving KeyBank Credit Facility) plus the Applicable Rate, or (y) the Maximum Rate (as defined in the Revolving KeyBank Credit Facility). The Eurodollar Loans bear interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the Revolving KeyBank Credit Facility) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the Revolving KeyBank Credit Facility). The Applicable Rate means the percentage rate corresponding to our total leverage, which are as follows for Eurodollar Loans: (1) 225 basis points with a total leverage ratio greater than or equal to 55%; (2) 200 basis points with a total leverage ratio greater than or equal to 45% but less than 55%; (3) 175 basis points with a total leverage ratio greater than or equal to 35% but less than 45%; and (4) 150 basis points with a total leverage ratio less than 35%. As of June 30, 2019, the total interest rate was approximately 3.9% which was based on LIBOR plus 150 basis points. Our Operating Partnership purchased an interest rate cap with a notional amount of $50 million, such that in no event will LIBOR exceed 3.00% thereon through July 1, 2021.

The Revolving KeyBank Credit Facility is fully recourse, jointly and severally, to each of the Borrowers and is secured by cross-collateralized first mortgage liens on 15 Mortgaged Properties (as defined in the Revolving KeyBank Credit Facility). As of June 30, 2019, this facility encumbers the following properties (Jensen Beach, Texas City, Riverside, Las Vegas I, Puyallup, Las Vegas II, Naples, Woodlands I, Humble, Woodlands II, College Station, Cypress, Queenston, Plant City and FlatRate). The Revolving KeyBank Credit Facility may be prepaid or terminated at any time without penalty, provided, however, that the Lenders shall be indemnified for any breakage costs. Pursuant to that certain guaranty (the “KeyBank Guaranty”), dated as of June 27, 2019, in favor of the Lenders, we serve as a guarantor of all obligations due under the Revolving KeyBank Credit Facility.

Under certain conditions, the Borrower may cause the release of one or more of the properties serving as collateral for the Revolving KeyBank Credit Facility, provided that no default or event of default is then outstanding or would reasonably occur as a result of such release, and after taking into account any prepayment of outstanding Loans (as defined in the Revolving KeyBank Credit Facility) necessary to maintain compliance with the financial covenants.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The Revolving KeyBank Credit Facility contains: customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan documents. In particular, the aggregate borrowing base availability under the Revolving KeyBank Credit Facility is limited by a minimum Debt-Service-Coverage-Ratio, maximum Loan-to-Value Ratio, minimum number of Mortgaged Properties, and minimum required Pool Value for the Mortgaged Properties (capitalized terms are as defined in the Revolving KeyBank Credit Facility).  In addition, we must meet certain requirements as of the close of each fiscal quarter including a maximum Total Leverage Ratio, a minimum Tangible Net Worth, a minimum Fixed Charge Ratio and required Interest Rate Protection (capitalized terms are as defined in the Revolving KeyBank Credit Facility). As of June 30, 2019, we were in compliance with all such covenants.

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

The following table presents the future principal payment requirements on outstanding secured debt as of June 30, 2019:

2019	$61,449
2020	128,922
2021	137,392
2022	43,146,419
2023	156,038
2024 and thereafter	1,613,437
Total payments	45,243,657
Debt issuance costs, net	(45,108)
Total	$45,198,549

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

June 30, 2019

(Unaudited)

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

As of June 30, 2019, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

June 30, 2019

(Unaudited)

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

Affiliated Dealer Manager

Our Prior Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager.

Property Management Agreement

Our Property Manager receives: (i) a monthly management fee for the property equal to the greater of $3,000 or 6% of the gross revenues from the property plus reimbursement of the Property Manager’s costs of managing the property and (ii) a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000. In addition, our Property Manager or an affiliate has the exclusive right to offer tenant insurance plans, protection plans or similar programs (collectively “Tenant Programs”) to the tenants and is entitled to substantially all of the benefits of such Tenant Programs. The property management agreement has a three year term and automatically renews for successive three year periods thereafter, unless we or our Property Manager provide prior written notice at least 90 days prior to the expiration of the term. After the end of the initial three year term, either party may terminate a property management agreement generally upon 60 days prior written notice. With respect to each new property we acquire for which we enter into a property management agreement with our Property Manager we will also pay our Property Manager a one-time start-up fee in the amount of $3,750.

All of our properties are operated under the “SmartStop® Self Storage” brand.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Transfer Agent Agreement

Our Prior Sponsor is the owner and manager of our Transfer Agent, which is a registered transfer agent with the SEC. Pursuant to our transfer agent agreement, our Transfer Agent provides transfer agent and registrar services to us. These services are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent, including, but not limited to: providing customer service to our stockholders, processing the distributions and any servicing fees with respect to our shares and issuing regular reports to our stockholders. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. We believe that our Transfer Agent, through its knowledge and understanding of the direct participation program industry which includes non-traded REITs, is particularly suited to provide us with transfer agent and registrar services. Our Transfer Agent also conducts transfer agent and registrar services for our Sponsor and a private REIT sponsored by our Sponsor.

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2018 and the six months ended June 30, 2019, as well as any related amounts payable as of December 31, 2018 and June 30, 2019:

	Year Ended December 31, 2018			Six Months Ended June 30, 2019
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$775,948	$754,396	$26,616	$575,578	$441,584	$160,610
Asset management fees	613,637	615,399	7,833	859,719	825,015	42,537
Property management fees	350,058	358,818	—	450,993	450,993	—
Transfer Agent expenses	163,898	153,355	10,543	123,755	120,520	13,778
Acquisition expenses	666,416	666,416	—	322,486	322,486	—
Capitalized
Acquisition expenses	76,890	76,890	—	26,700	26,700	—
Additional Paid-in Capital
Selling commissions	3,884,006	3,838,693	45,313	3,053,787	3,032,137	66,963
Dealer Manager fees	1,352,419	1,351,849	16,253	1,172,680	1,163,478	25,455
Stockholder Servicing Fees and Dealer Manager Servicing Fees(1)	1,297,283	216,670	1,595,773	1,984,271	298,041	3,282,003
Offering costs	356,021	371,085	18,302	104,602	60,448	62,456
Total	$9,536,576	$8,403,571	$1,720,633	$8,674,571	$6,741,402	$3,653,802
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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Tenant Insurance Joint Venture

We may offer a tenant insurance plan, tenant protection plan or similar program (collectively “Tenant Programs”) to customers at our properties pursuant to which our Property Manager or an affiliate is entitled to substantially all of the net revenue attributable to the sale of Tenant Programs at our properties.

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 27, 2018 (the “JV Agreement”), our TRS will receive 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate will receive the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the six months ended June 30, 2019 and 2018, an affiliate of our Property Manager received net revenue from this joint venture of approximately $141,000 and $29,000, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the six months ended June 30, 2019 and 2018, we paid approximately $5,000 and $150 in fees to the Auction Company related to our properties, respectively. Our properties receive the proceeds from such online auctions.

Note 6. Commitments and Contingencies

Distribution Reinvestment Plan

We adopted a distribution reinvestment plan that will allow our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The plan became effective on the effective date of our Offering. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. On June 20, 2019, our board of directors approved the Amended and Restated Distribution Reinvestment Plan, which replaced our prior distribution reinvestment plan, and became effective for distribution payments being paid beginning in July 2019. The Amended and Restated Distribution Reinvestment Plan sets the price for our shares to be equal to the estimated value per share of the Class A Shares, Class T Shares, and Class W Shares approved by the board of directors and in effect on the date of purchase of the shares under the Amended and Restated Distribution Reinvestment Plan.

As of June 30, 2019, we have sold approximately 105,000 Class A shares, 63,000 Class T shares and 15,000 Class W shares through our distribution reinvestment plan offering.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

As a result of our board of directors approving an estimated net asset value per share on June 20, 2019, the per share price for the repurchase of a given class of shares is equal to the then-current estimated net asset value per share for such class of shares.

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

For the six months ended June 30, 2019, we received redemption requests totaling approximately $318,000 (approximately 14,000 shares), approximately $83,000 of which were fulfilled during the six months ended June 30, 2019, with the remaining approximately $235,000 included in accounts payable and accrued liabilities as of June 30, 2019, and fulfilled in July 2019. For the year ended December 31, 2018, we received redemption requests totaling approximately $110,000 (approximately 4,900 shares), approximately $30,000 of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $80,000 included in accounts payable and accrued liabilities as of December 31, 2018, and fulfilled in January 2019.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Note 7. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below.

	Three months ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
Total revenues	$824,113	$1,565,837	$3,015,974	$3,459,128	$4,309,571
Total operating expenses	1,877,012	2,394,010	4,058,474	4,779,831	5,400,052
Operating loss	(1,052,899)	(828,173)	(1,042,500)	(1,320,703)	(1,090,481)
Net loss	(956,985)	(1,185,278)	(2,008,943)	(2,416,506)	(2,752,178)
Net loss attributable to common stockholders	(954,195)	(1,182,557)	(2,005,066)	(2,412,725)	(2,748,977)
Net loss per Class A share-basic and diluted	(0.32)	(0.31)	(0.44)	(0.43)	(0.37)
Net loss per Class T share-basic and diluted	(0.32)	(0.31)	(0.44)	(0.43)	(0.37)
Net loss per Class W share-basic and diluted	(0.32)	(0.31)	(0.44)	(0.43)	(0.37)

Note 8. Declaration of Distributions

Cash Distribution Declaration

On June 10, 2019, our board of directors declared a daily distribution rate for the third quarter of 2019 of approximately $0.004281 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on July 1, 2019 and ending September 30, 2019. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 9. Potential Acquisitions

Surprise Property

On November 7, 2017 (as amended on March 12, 2018), one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in Surprise, Arizona (the “Surprise Property”). The purchase price for the Surprise Property is approximately $7.8 million, plus closing and acquisition costs.  We expect the acquisition of the Surprise Property to close in the fourth quarter of 2019 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Offering and/or our revolving credit facility. If we fail to acquire the Surprise Property, in addition to the incurred acquisition costs, we may also forfeit approximately $300,000 in earnest money as a result.

San Gabriel Property

On January 4, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in San Gabriel, California (the “San Gabriel Property”). The purchase price for the San Gabriel Property is approximately $13.5 million, plus closing and acquisition costs. We expect the acquisition of the San Gabriel Property to close in the second half of 2020 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Offering and/or our revolving credit facility. If we fail to acquire the San Gabriel Property, in addition to the incurred acquisition costs, we may also forfeit approximately $200,000 in earnest money as a result.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Joint Venture with SmartCentres – Brampton and Vaughan

In January 2018, a subsidiary of our Prior Sponsor entered into two contribution agreements (“Contribution Agreements”) with a subsidiary of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”), for two tracts of land located in Brampton, Ontario (the “Brampton Land”) and Vaughan, Ontario (the “Vaughan Land,” and collectively with the Brampton Land, the “Ontario Lots”) in the Greater Toronto Area of Canada. On March 26, 2018, the subsidiary of our Prior Sponsor assigned its interest in the two Contribution Agreements to one of our subsidiaries. Upon closing of the Ontario Lots, self storage facilities will be developed on both of the Ontario Lots in joint ventures with SmartCentres.

Upon closing, the Ontario Lots will each be owned by a limited partnership (the “Ontario Limited Partnerships”), in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) will each be a 50% limited partner and each have an equal ranking general partner in the Ontario Limited Partnerships.  On June 6, 2018, we (through our subsidiaries) and SmartCentres (through its subsidiaries) entered into Initial Limited Partnership Agreements for each joint venture. It is intended that the Ontario Limited Partnerships develop self storage facilities on the Ontario Lots. The value of the Brampton Land and the Vaughan Land to be contributed by SmartCentres to the Ontario Limited Partnerships has an agreed upon fair market value of approximately $1.8 million CAD and $3.4 million CAD, respectively. At closing, we (through our subsidiaries) will subscribe for 50% of the units in the Ontario Limited Partnerships at an agreed upon subscription price of approximately $0.9 million CAD and $1.7 million CAD, respectively, representing contributions equivalent to 50% of the agreed upon fair market value of each parcel of land. We expect the acquisitions of the Brampton Land and Vaughan Land to close in the third quarter of 2019 after the land has been zoned so as to permit the self storage facilities. In some circumstances, if we fail to complete the Brampton Land and Vaughan Land acquisition, we may forfeit up to approximately $200,000 CAD and $500,000 CAD, respectively in earnest money.

Joint Ventures with SmartCentres – Scarborough and Kingspoint

In January 2019, one of our subsidiaries entered into two contribution agreements with a subsidiary of SmartCentres, for two tracts of land located in Scarborough, Ontario (the “Scarborough Land”) and Brampton, Ontario (the “Kingspoint Land,” and collectively with the Scarborough Land, the “Ontario II Lots”) in the Greater Toronto Area of Canada. Upon closing of the Ontario II Lots, self storage facilities will be developed on both of the Ontario II Lots in joint ventures with SmartCentres.

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

Escondido Property

On April 16, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in Escondido, California (the “Escondido Property”). The purchase price for the Escondido Property is approximately $18.0 million, plus closing and acquisition costs. We expect the acquisition of the Escondido Property to close in the fourth quarter of 2019 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Offering and/or potential debt financing. If we fail to acquire the Escondido Property, in addition to the incurred acquisition costs, we may also forfeit $750,000 in earnest money as a result.

On July 31, 2018, one of our subsidiaries made a preferred equity investment of approximately $2.5 million in the entity that is developing the Escondido Property. Such investment will be redeemed upon purchase of the completed property and has an annual preferred return of 8%, to be paid quarterly, with an additional 4% preferred return to be paid upon closing

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

of the property. The Company accounts for this preferred equity investment using the equity method of accounting and it is included in other assets in the accompanying consolidated balance sheet as of June 30, 2019.

Note 10.  Subsequent Events

Completed Acquisitions

Redmond Property

On June 6, 2019, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility located in Redmond, Washington (the “Redmond Property”). On July 23, 2019, we closed on the acquisition of the Redmond Property for a purchase price of approximately $11.5 million, plus closing and acquisition costs, which was funded with proceeds from our Offering and a draw of $9.0 million under our revolving credit facility.

Potential Acquisitions

Piscataway Property

On August 7, 2019, a subsidiary of our Sponsor assigned its interest in a real estate contract to purchase a self storage facility located in Piscataway, New Jersey (the “Piscataway Property”) to one of our subsidiaries. The purchase price for the Piscataway Property is approximately $8.5 million, plus closing and acquisition costs. We expect the acquisition of the Piscataway Property to close in the fourth quarter of 2019. We expect to fund such acquisition with net proceeds from our Offering and/or our revolving credit facility. If we fail to acquire the Piscataway Property, we may also forfeit approximately $100,000 in earnest money as a result.

Revolving KeyBank Credit Facility

On August 9, 2019, we entered into an amendment and joinder to amended and restate the Revolving KeyBank Credit Facility (the “First Amendment”) with KeyBank. Under the terms of the First Amendment, we added an additional $45 million to our maximum borrowing capacity for a total of $100 million with the admission of Texas Capital Bank (“Texas Capital”), Fifth Third Bank (“Fifth Third”) and SunTrust Bank (“SunTrust”) (the “Subsequent Lenders”). The additional borrowing capacity will be primarily used to fund our future self storage property acquisitions. The Subsequent Lenders also became a party to the Revolving KeyBank Credit Facility through a joinder agreement in the First Amendment.

Offering Status

As of August 2, 2019, in connection with our Offerings we have issued approximately 4,082,891 Class A shares for gross offering proceeds of approximately $100.3 million, approximately 3,189,131 Class T shares for gross offering proceeds of approximately $77.1 million and approximately 851,621 Class W shares for gross offering proceeds of approximately $19.4 million.

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

Prior to June 28, 2019 both we and Strategic Storage Trust II, Inc. (“SST II”), were sponsored by SmartStop Asset Management, LLC (“SAM,” or our “Prior Sponsor”). On June 28, 2019, SST II, and its operating partnership, Strategic Storage Operating Partnership II, L.P., entered into a series of transactions, agreements, and amendments to its existing agreements and arrangements (such agreements and amendments are referred to collectively as the “Self Administration Transaction”), with our Prior Sponsor, and its affiliates, pursuant to which, effective as of June 28, 2019, SST II acquired the self storage advisory, asset management, property management, investment management, and Tenant Programs of SAM, along with certain other assets, including SAM’s sole membership interest in SmartStop Storage Advisors, LLC, which owned all of the membership interests of our advisor and our property manager. Immediately after the Self Administration Transaction, SST II changed its name to SmartStop Self Storage REIT, Inc. (“SmartStop”). As a result of the Self Administration Transaction, SmartStop REIT Advisors, LLC, an indirect subsidiary of SmartStop, became the sponsor (our “Sponsor”) of our Offering of shares of our common stock, as described below. Our Sponsor owns 100% of Strategic Storage Advisor IV, LLC (our “Advisor”) and Strategic Storage Property Management IV, LLC (our “Property Manager”).

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

On June 20, 2019, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $22.65 for our Class A shares, Class T shares, and Class W shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2019. As a result of the calculation of our estimated value per share, effective on June 21, 2019, the offering price of Class A shares became $24.89 per share, the offering price of Class T shares became $24.10 per share, and the offering price of Class W shares became $22.65 per share. In addition, shares sold pursuant to our distribution reinvestment plan are now sold at $22.65 per share for Class A, Class T, and Class W shares, effective for distribution payments being paid beginning in July 2019. See our Current Report on Form 8-K filed with the SEC on June 21, 2019 for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated value per share.

As of June 30, 2019, we owned 16 self storage facilities located in six states comprising approximately 11,150 units and approximately 1,305,800 rentable square feet.

As of June 30, 2019, we owned 50% of the equity interests of two entities that owned two tracts of land in the Greater Toronto Area that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. In addition, we had entered into four other contribution agreements with respect to four separate tracts of land in the Greater Toronto Area owned by SmartCentres. For more information, see Note 3 and Note 9 of the Notes to the Consolidated Financial Statements contained in this report.

As of June 30, 2019, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
California	1	470	57,500	4.4%	89%	4%
Florida	3	2,120	254,900	19.5%	87%	22%
Nevada	2	1,220	131,500	10.1%	93%	11%
New Jersey	1	1,900	158,000	12.1%	87%	20%
Texas	8	4,610	605,900	46.4%	91%	37%
Washington	1	830	98,000	7.5%	89%	6%
	16	11,150	1,305,800	100%	90%	100%

(1)	Includes all rentable units, consisting of storage units and parking units (approximately 500 units).
(2)	Includes all rentable square feet consisting of storage units and parking units (approximately 187,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of June 30, 2019.
(4)	Represents rental income for all facilities we own in a state divided by our total rental income for the month ended June 30, 2019.

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

As of June 30, 2019 and 2018, we owned 16 and five self storage facilities, respectively.

Our operating results for the three months ended June 30, 2018 include full period results for three self storage facilities and partial period results for the two self storage facilities acquired during the second quarter of 2018. Our operating results for the three months ended June 30, 2019 include full period results for 16 self storage facilities. As such, we believe there is little basis for comparison between the three months ended June 30, 2019 and 2018. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Our operating results for the six months ended June 30, 2018 include full period results for our first two self storage facilities and partial period results for the three self storage facility acquired during the first two quarters of 2018. Our operating results for the six months ended June 30, 2019 include full period results for 14 self storage facilities, and partial period results for two self storage facilities acquired during the first quarter of 2019. As such, we believe there is little basis for comparison between the six months ended June 30, 2019 and 2018. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

Total Revenues

Total revenues for the three months ended June 30, 2019 and 2018 were approximately $4.3 million and $0.8 million, respectively. The increase in total revenues is primarily attributable to a full quarter of operations for 16 properties during 2019, compared to a full quarter of operations for three properties and partial quarter of operations for the two properties acquired in the second quarter of 2018. We expect total revenues to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2019 and 2018 were approximately $1.4 million and $0.3 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full quarter of operations for 16 properties during 2019, compared to a full quarter of operations for three properties and partial quarter of operations for the two properties acquired in the second quarter of 2018. We expect property operating expenses to increase in the future as our operational activity increases.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2019 and 2018 were approximately $0.7 million and $0.1 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full quarter of operations for 16 properties during 2019, compared to a full quarter of operations for three properties and partial quarter of operations for the two properties acquired in the second quarter of 2018. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 and 2018 were approximately $0.6 million and $0.5 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to an increase in our Advisor’s payroll related costs and accounting expenses commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2019 and 2018 were approximately $2.5 million and $0.5 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full quarter of operations for 16 properties during 2019, compared to a full quarter of operations for three properties and partial quarter of operations for the two properties acquired in the second quarter of 2018. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended June 30, 2019 and 2018 were approximately $0.1 million and $0.2 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended June 30, 2019 and 2018 were approximately $60,000 and $0.3 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy.  We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended June 30, 2019 and 2018 was approximately $0.8 million and none, respectively. The increase in interest expense was due to debt obtained in conjunction with certain of the properties we acquired subsequent to June 30, 2018. We expect interest expense to fluctuate in the future commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended June 30, 2019 and 2018 were approximately $0.9 million and none, respectively. The increase in interest expense – debt issuance costs was due to debt obtained in conjunction with certain of the properties we acquired subsequent to June 30, 2018 and approximately $0.6 million of costs incurred related to debt issuance costs that were expensed in accordance with GAAP during the quarter ended June 30, 2019. We expect interest expense – debt issuance costs to fluctuate in the future commensurate with our future financing activity.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

Total Revenues

Total revenues for the six months ended June 30, 2019 and 2018 were approximately $7.8 million and $1.2 million, respectively. The increase in total revenues is primarily attributable to a full quarter of operations for 14 properties and partial quarter of operations for the two properties acquired in the first two quarters of 2019, compared to a full quarter of operations for two properties and partial quarter of operations for the three properties acquired in the first two quarters of 2018. We expect total revenues to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2019 and 2018 were approximately $2.5 million and $0.4 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full quarter of operations for 14 properties and partial quarter of operations for two properties acquired in the first two quarters of 2019, compared to a full quarter of operations for two properties and partial quarter of operations for the three properties acquired in the first two quarters of 2018. We expect property operating expenses to increase in the future as our operational activity increases.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2019 and 2018 were approximately $1.3 million and $0.2 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full quarter of operations for 14 properties and partial quarter of operations for the two properties acquired in the first two quarters of 2019, compared to a full quarter of operations for two properties and partial quarter of operations for the three properties acquired in the first two quarters of 2018. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2019 and 2018 were approximately $1.1 million and $0.8 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to an increase in our Advisor’s payroll related costs and accounting expenses commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2019 and 2018 were approximately $4.7 million and $0.7 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full quarter of operations for 14 properties and partial quarter of operations for the two properties acquired in the first two quarters of 2019, compared to a full quarter of operations for two properties and partial quarter of operations for the three properties acquired in the first two quarters of 2018. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the six months ended June 30, 2019 and 2018 were approximately $0.3 million and $0.3 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the six months ended June 30, 2019 and 2018 were approximately $0.2 million and $0.5 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy.  We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the six months ended June 30, 2019 and 2018 was approximately $1.6 million and none, respectively. The increase in interest expense was due to debt obtained in conjunction with certain of the properties we acquired subsequent to June 30, 2018. We expect interest expense to fluctuate in the future commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the six months ended June 30, 2019 and 2018 were approximately $1.1 million and none, respectively. The increase in interest expense – debt issuance costs was due to debt obtained in conjunction with certain of the properties we acquired subsequent to June 30, 2018 and approximately $0.6 million of costs incurred related to debt issuance costs that were expensed in accordance with GAAP during the six months ended June 30, 2019. We expect interest expense – debt issuance costs to fluctuate in the future commensurate with our future financing activity.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended
	June 30, 2019	June 30, 2018	Change
Net cash flow provided by (used in):
Operating activities	$(965,340)	$(1,225,739)	$260,399
Investing activities	(49,277,439)	(32,759,388)	(16,518,051)
Financing activities	41,924,518	35,034,012	6,890,506

Cash flows used in operating activities for the six months ended June 30, 2019 and 2018 were approximately $1.0 million and $1.2 million, respectively, a change of approximately $0.3 million. The decrease in cash used in our operating activities is primarily the result of an increase in working capital of approximately $0.6 million offset by a decrease in our net loss, adjusted for depreciation and amortization of approximately $0.9 million.

Cash flows used in investing activities for the six months ended June 30, 2019 and 2018 were approximately $49.3 million and $32.8 million, respectively, a change of approximately $16.5 million. The increase in cash used in our investing activities is primarily the result of an increase in cash used for acquisitions of approximately $14.0 million and an increase in investment in joint ventures of approximately $4.7 million during the six months ended June 30, 2019.

Cash flows provided by financing activities for the six months ended June 30, 2019 and 2018 were approximately $41.9 million and $35.0 million, respectively, a change of approximately $6.9 million. The increase in cash provided by our financing activities is primarily the result of an increase in net proceeds raised from our Offering of approximately $28.1 million, primarily offset by net repayment of debt of $19.0 million and increase in cash distributions paid of approximately $1.3 million.

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

Distribution Policy

On June 10, 2019, our board of directors declared a daily distribution rate for the third quarter of 2019 of approximately $0.004281 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on July 1, 2019 and ending September 30, 2019. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.003618 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.003969 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our stockholders as of the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares, Class T Shares and Class W Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees and distributions of Class W Shares will likely be lower than distributions on Class A Shares because Class W Shares are subject to the ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Public Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
Distributions paid in cash — common stockholders	$2,327,777		$989,117
Distributions paid in cash — Operating Partnership unitholders	6,925		7,502
Distributions reinvested	2,075,411		719,985
Total distributions	$4,410,113		$1,716,604
Source of distributions
Cash flows provided by operations	$—	0%	$—	0%
Proceeds from the Public Offering	2,334,702	52.9%	996,619	58.1%
Offering proceeds from distribution reinvestment plan	2,075,411	47.1%	719,985	41.9%
Total sources	$4,410,113	100.0%	$1,716,604	100.0%

From our inception through June 30, 2019, we paid cumulative distributions of approximately $9.9 million, as compared to cumulative net loss attributable to our common stockholders of approximately $11.1 million. For the six months ended June 30, 2019, we paid distributions of approximately $4.4 million, as compared to a net loss attributable to our common stockholders of approximately $5.2 million. Net loss attributable to our common stockholders for the six months ended June 30, 2019 reflects non-cash depreciation and amortization of approximately $5.8 million and acquisition related expenses of approximately $0.6 million. Cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $9.9 million, and acquisition related expenses of approximately $2.3 million.

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

Indebtedness

As of June 30, 2019, our total indebtedness was approximately $45.2 million which included approximately $43.0 million of variable rate debt and approximately $2.2 million of fixed rate debt, less approximately $45,000 in net debt issuance costs. As of December 31, 2018, our total indebtedness was approximately $63.8 million which included approximately $62.0 million of variable rate debt and approximately $2.3 million of fixed rate debt, less approximately $0.5 million in net debt issuance costs. On June 27, 2019, our KeyBank Credit Facility was repaid in full with the initial proceeds from our Revolving KeyBank Credit Facility. See Note 4 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2019:

	Payments due during the years ended December 31,
	Total	2019	2020-2021	2022-2023	Thereafter
Mortgage interest(1)	$6,031,817	$788,904	$3,620,079	$1,187,016	$435,818
Mortgage principal(2)	45,243,657	61,449	266,314	43,302,457	1,613,437
Total contractual obligations	$51,275,474	$850,353	$3,886,393	$44,489,473	$2,049,255
(1)

Interest expense on variable rate debt was calculated based upon the contractual rate in effect as of June 30, 2019. Interest expense on the Revolving KeyBank Credit Facility is calculated presuming the amount outstanding as of June 30, 2019 would remain outstanding through the maturity date of June 27, 2022.

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

As of June 30, 2019, our total indebtedness was approximately $45.2 million, which included approximately $43.0 million in variable rate debt and approximately $2.2 million in fixed rate debt, less approximately $45,000 in debt issuance costs. As of December 31, 2018, our total indebtedness was approximately $63.8 million, which included approximately $62.0 million in variable rate debt and approximately $2.3 million in fixed rate debt, less approximately $0.5 million in debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.4 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of June 30, 2019:

	Payments due during the years ended December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Variable rate debt	$—	$—	$—	$43,000,000	$—	$—	$43,000,000
Average interest rate(1)	3.90%	3.90%	3.90%	3.90%	N/A	N/A
Fixed rate debt	$61,449	$128,922	$137,392	$146,419	$156,038	$1,613,437	$2,243,657
Average interest rate(1)	6.38%	6.38%	6.38%	6.38%	6.38%	6.38%

(1)

Interest expense for the variable rate debt was calculated based on the contractual rate in effect on June 30, 2019. Interest expense on the Revolving KeyBank Credit Facility is calculated presuming the amount outstanding as of June 30, 2019 would remain outstanding through the maturity date of June 27, 2022.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2019.

We incurred a net loss attributable to common stockholders of approximately $2.8 million and $5.2 million for the three and six months ended June 30, 2019, respectively. Our accumulated deficit was approximately $11.1 million as of June 30, 2019. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2019.

We may only calculate the value per share for our shares annually and, therefore, you may not be able to determine the net asset value of your shares on an ongoing basis during this offering.

On June 20, 2019, our board of directors approved an estimated value per share of $22.65 for our Class A shares, Class T shares, and Class W shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2019. Our board of directors approved this estimated value per share pursuant to rules promulgated by FINRA. When determining the estimated value per share, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, you may not be able to determine the net asset value of your shares on an ongoing basis during this offering. See “Investment by Tax-Exempt Entities and ERISA Considerations — Annual Valuation Requirement.”

In determining our estimated value per share, we primarily relied upon a valuation of our portfolio of properties as of March 31, 2019. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties, therefore our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of March 31, 2019. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our Advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because the price you will pay for shares in this offering is primarily based on the estimated net asset value per share, you may pay more than realizable value when you purchase your shares or receive less than realizable value for your investment when you sell your shares.

The offering price of our shares may not be indicative of the price at which our shares would trade if they were actively traded.

Our board of directors determined the offering price of our shares based upon a number of factors but primarily based on the estimated per share value of our shares determined by our board of directors. There are no established criteria for valuing issued or outstanding shares of companies like us. Therefore, our offering price may not be indicative of either the price at which our shares would trade if they were listed on a national exchange or actively traded by brokers or of the proceeds that a stockholder would receive if we were liquidated or dissolved and the proceeds were distributed to our stockholders.

Our share price is primarily based on the estimated per share value of our shares, but also based upon subjective judgments, assumptions, and opinions by management, which may or may not turn out to be correct. Therefore, our share price may not reflect the precise amount that might be paid to you for your shares in a market transaction.

Our current share price is primarily based on our estimated value per share, which was based on an estimate of the value of our properties — consisting principally of illiquid commercial real estate — as of March 31, 2019. The valuation methodologies used by the independent appraiser retained by our board of directors to estimate the value of our wholly-owned self storage facilities as of March 31, 2019 involved subjective judgments, assumptions, and opinions, which may or may not turn out to be correct. In addition, our board of directors based our share price primarily on the estimated value per share which, although heavily reliant upon the independent appraisal, involved certain subjective judgments, assumptions, and opinions of management. As a result, our share price may not reflect the precise amount that might be paid to for your shares in a market transaction.

Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with SmartStop and Strategic Storage Growth Trust II, Inc., and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including SmartStop, a public non-traded REIT that invests in self storage properties with total assets of approximately $1.3 billion as of June 30, 2019, and SSGT II, a private REIT sponsored by our Sponsor that invests in self storage properties, and other private programs sponsored by our Sponsor. We anticipate that our Sponsor will have the first right to purchase certain self storage properties, and our Sponsor may have access to significantly greater capital than us. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved and our Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to you and the value of your investment. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described in this prospectus, we may not meet our investment objectives, which could reduce our expected cash available for distribution to you and the value of your investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)

On March 17, 2017, our Offering (SEC File No. 333-212639) of up to $1.0 billion in shares of our common stock in our primary offering was declared effective by the SEC, consisting of three classes of shares: Class A shares for $25.00 per share (up to $450 million in shares), Class T shares for $24.21 per share (up to $450 million in shares), and Class W shares for $22.75 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $23.75 per share for Class A shares, $23.00 per share for Class T shares and $22.75 per share for Class W shares. On June 20, 2019, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $22.65 for our Class A shares, Class T shares, and Class W shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2019. As a result of the calculation of our estimated value per share, effective on June 21, 2019, the offering price of Class A shares became $24.89 per share, the offering price of Class T shares became $24.10 per share, and the offering price of Class W shares became $22.65 per share.

As of June 30, 2019, we had sold approximately 3.6 million Class A shares for gross offering proceeds of approximately $89.8 million, approximately 3.1 million Class T shares for gross offering proceeds of approximately $74.5 million and approximately 0.8 million Class W shares for gross offering proceeds of approximately $18.4 million pursuant to our Primary Offering and had sold approximately 360,577 Class A Shares in the Private Offering Transaction for gross proceeds of approximately $7.5 million. In conjunction with the Private Offering Transaction and the Primary Offering, we have incurred approximately $16.3 million in sales commissions and dealer manager fees (of which approximately $10.5 million was re-allowed to a third party broker-dealer), and approximately $3.8 million in organization and offering costs.

With the net offering proceeds of the Public Offering, we acquired approximately $185.6 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. For the six months ended June 30, 2019, we received redemption requests totaling approximately $318,000 (approximately 14,000 shares), approximately $83,000 of which were fulfilled during the six months ended June 30, 2019, with the remaining approximately $235,000 included in accounts payable and accrued liabilities as of June 30, 2019, and fulfilled in July 2019. For the year ended December 31, 2018, we received redemption requests totaling approximately $110,000 (approximately 4,900 shares), approximately $30,000 of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $80,000 included in accounts payable and accrued liabilities as of December 31, 2018, and fulfilled in January 2019. During the three months ended June 30, 2019, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
April 30, 2019	3,606	$23.07	3,606	161,903
May 31, 2019	—	—	—	161,903
June 30, 2019	—	—	—	161,903
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1	Amended KeyBank Credit Agreement, dated June 27, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2019, Commission File No. 333-212639

10.2	KeyBank Guaranty, dated June 27, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2019, Commission File No. 000-55928

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Trust IV, Inc. financial information for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST IV, INC. (Registrant)
Dated: August 12, 2019	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)