Form 10-Q
period 2019-09-30
Strategic Storage Trust IV, Inc.
filed 2019-11-08
CIK 1680232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, there were 4,438,831 outstanding shares of Class A common stock, 3,466,079 outstanding shares of Class T common stock and 940,817 outstanding shares of Class W common stock of the registrant.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Real estate facilities:
Land	$44,974,823	$26,485,823
Buildings	135,060,134	103,015,323
Site improvements	9,934,577	6,478,932
	189,969,534	135,980,078
Accumulated depreciation	(5,215,003)	(1,769,436)
	184,754,531	134,210,642
Construction in process	279,269	—
Real estate facilities, net	185,033,800	134,210,642
Cash and cash equivalents	5,544,598	15,672,258
Restricted cash	94,761	123,182
Investments in unconsolidated real estate ventures	10,702,762	859,531
Other assets, net	6,540,753	6,919,074
Debt issuance costs, net of accumulated amortization	1,074,042	—
Intangible assets, net of accumulated amortization	3,077,818	4,158,073
Total assets	$212,068,534	$161,942,760
LIABILITIES AND EQUITY
Secured debt, net	$44,143,987	$63,777,861
Accounts payable and accrued liabilities	3,231,887	3,027,701
Due to affiliates	3,811,986	1,720,633
Distributions payable	1,020,286	603,497
Total liabilities	52,208,146	69,129,692
Commitments and contingencies (Note 7)
Redeemable common stock	4,962,204	2,093,989
Equity:
Strategic Storage Trust IV, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Class A Common stock, $0.001 par value; 315,000,000 shares authorized; 4,334,705 and 2,962,849 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4,336	2,964
Class T Common stock, $0.001 par value; 315,000,000 shares authorized; 3,383,974 and 1,570,411 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	3,384	1,570
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 915,484 and 353,991 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	915	354
Additional paid-in capital	181,730,816	102,710,956
Distributions	(13,863,013)	(6,106,597)
Accumulated deficit	(13,058,244)	(5,939,040)
Accumulated other comprehensive loss	(46,146)	(96,670)
Total Strategic Storage Trust IV, Inc. equity	154,772,048	90,573,537
Noncontrolling interests in our Operating Partnership	126,136	145,542
Total equity	154,898,184	90,719,079
Total liabilities and equity	$212,068,534	$161,942,760

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues:
Self storage rental revenue	$4,454,337	$1,556,081	$12,173,703	$2,733,203
Ancillary operating revenue	48,456	9,756	97,789	14,851
Total revenues	4,502,793	1,565,837	12,271,492	2,748,054
Operating expenses:
Property operating expenses	1,653,511	452,601	4,145,330	841,322
Property operating expenses – affiliates	767,862	252,681	2,078,575	439,602
General and administrative	672,582	399,505	1,782,454	1,199,057
Depreciation	1,261,774	453,153	3,533,813	784,592
Intangible amortization expense	1,340,317	492,867	3,774,255	846,386
Acquisition expense – affiliates	159,371	193,113	481,857	492,199
Other property acquisition expenses	74,074	150,090	313,089	619,890
Total operating expenses	5,929,491	2,394,010	16,109,373	5,223,048
Operating loss	(1,426,698)	(828,173)	(3,837,881)	(2,474,994)
Other income (expense):
Interest expense	(476,423)	(141,539)	(2,109,907)	(141,539)
Interest expense – debt issuance costs	(61,784)	(248,450)	(1,157,426)	(248,450)
Other	5,367	32,884	(23,007)	153,973
Net loss	(1,959,538)	(1,185,278)	(7,128,221)	(2,711,010)
Net loss attributable to the noncontrolling interests in our Operating Partnership	2,036	2,721	9,017	7,791
Net loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(1,957,502)	$(1,182,557)	$(7,119,204)	$(2,703,219)
Net loss per Class A share—basic and diluted	$(0.24)	$(0.31)	$(1.00)	$(0.90)
Net loss per Class T share—basic and diluted	$(0.24)	$(0.31)	$(1.00)	$(0.90)
Net loss per Class W share—basic and diluted	$(0.24)	$(0.31)	$(1.00)	$(0.90)
Weighted average Class A shares outstanding—basic and diluted	4,140,431	2,446,890	3,724,703	1,971,170
Weighted average Class T shares outstanding—basic and diluted	3,237,246	1,122,980	2,684,644	821,524
Weighted average Class W shares outstanding—basic and diluted	863,071	266,935	691,591	200,782

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net loss	$(1,959,538)	$(1,185,278)	$(7,128,221)	$(2,711,010)
Other comprehensive loss:
Foreign currency translation adjustments	(92,210)	8,118	50,524	(21,874)
Comprehensive loss	(2,051,748)	(1,177,160)	(7,077,697)	(2,732,884)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	2,148	2,684	8,965	7,854
Comprehensive loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(2,049,600)	$(1,174,476)	$(7,068,732)	$(2,725,030)

See notes to consolidated financial statements.

Strategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock										Total
	Class A		Class T		Class W					Accumulated	Strategic	Noncontrolling
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Other Comprehensive Income (Loss)	Storage Trust IV, Inc. Equity	Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2017	1,253,576	$1,254	426,228	$426	110,646	$111	$36,653,000	$(1,079,785)	$(1,230,755)	$—	$34,344,251	$171,100	$34,515,351	$183,420
Gross proceeds from issuance of common stock	419,205	419	214,459	215	42,801	42	16,606,278	—	—	—	16,606,954	—	16,606,954	—
Offering costs	—	—	—	—	—	—	(1,850,357)	—	—	—	(1,850,357)	—	(1,850,357)	—
Changes to redeemable common stock	—	—	—	—	—	—	(291,645)	—	—	—	(291,645)	—	(291,645)	291,645
Distributions	—	—	—	—	—	—	—	(798,791)	—	—	(798,791)	—	(798,791)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,425)	(3,425)	—
Issuance of shares for distribution reinvestment plan	8,252	8	3,245	3	924	1	291,633	—	—	—	291,645	—	291,645	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(566,467)	—	(566,467)	—	(566,467)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(2,280)	(2,280)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(13,371)	(13,371)	—	(13,371)	—
Balance as of March 31, 2018	1,681,033	1,681	643,932	644	154,371	154	51,408,909	(1,878,576)	(1,797,222)	(13,371)	47,722,219	165,395	47,887,614	475,065
Gross proceeds from issuance of common stock	543,346	543	284,893	285	90,176	91	22,523,496	—	—	—	22,524,415	—	22,524,415	—
Offering costs	—	—	—	—	—	—	(2,325,026)	—	—	—	(2,325,026)	—	(2,325,026)	—
Changes to redeemable common stock	—	—	—	—	—	—	(428,340)	—	—	—	(428,340)	—	(428,340)	428,340
Distributions	—	—	—	—	—	—	—	(1,098,595)	—	—	(1,098,595)	—	(1,098,595)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,460)	(3,460)	—
Issuance of shares for distribution reinvestment plan	11,818	12	5,097	5	1,358	1	428,322	—	—	—	428,340	—	428,340	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(954,195)	—	(954,195)	—	(954,195)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(2,790)	(2,790)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(16,621)	(16,621)	—	(16,621)	—
Balance as of June 30, 2018	2,236,197	2,236	933,922	934	245,905	246	71,607,361	(2,977,171)	(2,751,417)	(29,992)	65,852,197	159,145	66,011,342	903,405
Gross proceeds from issuance of common stock	373,500	374	312,271	312	43,604	44	17,827,204	—	—	—	17,827,934	—	17,827,934	—
Offering costs	—	—	—	—	—	—	(1,740,403)	—	—	—	(1,740,403)	—	(1,740,403)	—
Changes to redeemable common stock	—	—	—	—	—	—	(587,619)	—	—	—	(587,619)	—	(587,619)	587,619
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(26,955)
Issuance of restricted stock	3,000	3	—	—	—	—	—	—	—	—	3	—	3	—
Distributions	—	—	—	—	—	—	—	(1,435,006)	—	—	(1,435,006)	—	(1,435,006)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,503)	(3,503)	—
Issuance of shares for distribution reinvestment plan	15,398	15	7,880	8	1,787	2	587,594	—	—	—	587,619	—	587,619	—
Stock based compensation expense	—	—	—	—	—	—	4,688	—	—	—	4,688	—	4,688	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(1,182,557)	—	(1,182,557)	—	(1,182,557)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(2,721)	(2,721)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	8,118	8,118	—	8,118	—
Balance as of September 30, 2018	2,628,095	$2,628	1,254,073	$1,254	291,296	$292	$87,698,825	$(4,412,177)	$(3,933,974)	$(21,874)	$79,334,974	$152,921	$79,487,895	$1,464,069

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock										Total
	Class A		Class T		Class W					Accumulated	Strategic	Noncontrolling
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Other Comprehensive Income (Loss)	Storage Trust IV, Inc. Equity	Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2018	2,962,849	$2,964	1,570,411	$1,570	353,991	$354	$102,710,956	$(6,106,597)	$(5,939,040)	$(96,670)	$90,573,537	$145,542	$90,719,079	$2,093,989
Gross proceeds from issuance of common stock	560,391	560	966,126	966	277,021	277	43,669,267	—	—	—	43,671,070	—	43,671,070	—
Offering costs	—	—	—	—	—	—	(4,239,678)	—	—	—	(4,239,678)	—	(4,239,678)	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	72,476	—	—	—	72,476	—	72,476	—
Changes to redeemable common stock	—	—	—	—	—	—	(833,499)	—	—	—	(833,499)	—	(833,499)	833,499
Redemptions of common stock	(3,660)	(4)	—	—	—	—	—	—	—	—	(4)	—	(4)	(83,187)
Distributions	—	—	—	—	—	—	—	(2,045,018)	—	—	(2,045,018)	—	(2,045,018)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,425)	(3,425)	—
Issuance of shares for distribution reinvestment plan	20,407	20	12,567	13	2,629	3	833,463	—	—	—	833,499	—	833,499	—
Stock based compensation expense	—	—	—	—	—	—	4,688	—	—	—	4,688	—	4,688	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(2,412,725)	—	(2,412,725)	—	(2,412,725)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(3,781)	(3,781)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	9,048	9,048	—	9,048	—
Balance as of March 31, 2019	3,539,987	3,540	2,549,104	2,549	633,641	634	142,217,673	(8,151,615)	(8,351,765)	(87,622)	125,633,394	138,336	125,771,730	2,844,301
Gross proceeds from issuance of common stock	400,681	401	508,165	508	169,129	169	26,131,578	—	—	—	26,132,656	—	26,132,656	—
Offering costs	—	—	—	—	—	—	(2,623,563)	—	—	—	(2,623,563)	—	(2,623,563)	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	43,336	—	—	—	43,336	—	43,336	—
Changes to redeemable common stock	—	—	—	—	—	—	(1,241,912)	—	—	—	(1,241,912)	—	(1,241,912)	1,241,912
Redemptions of common stock	(3,606)	(3)	—	—	—	—	—	—	—	—	(3)	—	(3)	(234,481)
Issuance of restricted stock	2,000	2	—	—	—	—	—	—	—	—	2	—	2	—
Distributions	—	—	—	—	—	—	—	(2,686,760)	—	—	(2,686,760)	—	(2,686,760)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,462)	(3,462)	—
Issuance of shares for distribution reinvestment plan	25,873	26	22,477	22	4,854	4	1,241,860	—	—	—	1,241,912	—	1,241,912	—
Stock based compensation expense	—	—	—	—	—	—	4,687	—	—	—	4,687	—	4,687	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(2,748,977)	—	(2,748,977)	—	(2,748,977)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(3,201)	(3,201)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	133,686	133,686	—	133,686	—
Balance as of June 30, 2019	3,964,935	3,966	3,079,746	3,079	807,624	807	165,773,659	(10,838,375)	(11,100,742)	46,064	143,888,458	131,673	144,020,131	3,851,732
Gross proceeds from issuance of common stock	343,524	344	282,339	283	102,093	102	17,625,837	—	—	—	17,626,566	—	17,626,566	—
Offering costs	—	—	—	—	—	—	(1,703,021)	—	—	—	(1,703,021)	—	(1,703,021)	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	26,593	—	—	—	26,593	—	26,593	—
Changes to redeemable common stock	—	—	—	—	—	—	(1,455,199)	—	—	—	(1,455,199)	—	(1,455,199)	1,455,199
Redemptions of common stock	(4,668)	(5)	(5,678)	(6)	—	—	—	—	—	—	(11)	—	(11)	(344,727)
Distributions	—	—	—	—	—	—	—	(3,024,638)	—	—	(3,024,638)	—	(3,024,638)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,501)	(3,501)	—
Issuance of shares for distribution reinvestment plan	30,914	31	27,567	28	5,767	6	1,455,134	—	—	—	1,455,199	—	1,455,199	—
Stock based compensation expense	—	—	—	—	—	—	7,813	—	—	—	7,813	—	7,813	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(1,957,502)	—	(1,957,502)	—	(1,957,502)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(2,036)	(2,036)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(92,210)	(92,210)	—	(92,210)	—
Balance as of September 30, 2019	4,334,705	$4,336	3,383,974	$3,384	915,484	$915	$181,730,816	$(13,863,013)	$(13,058,244)	$(46,146)	$154,772,048	$126,136	$154,898,184	$4,962,204

See notes to consolidated financial statements.

STrategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(7,128,221)	$(2,711,010)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	7,308,068	1,630,978
Amortization of debt issuance costs	593,946	248,450
Stock based compensation expense related to issuance of restricted stock	17,188	4,688
Increase (decrease) in cash and cash equivalents from change in assets and liabilities:
Other assets, net	(746,080)	(878,437)
Accounts payable and accrued liabilities	237,589	458,460
Due to affiliates	114,874	74,501
Net cash provided by (used in) operating activities	397,364	(1,172,370)
Cash flows from investing activities:
Purchase of real estate	(55,190,181)	(69,833,589)
Additions to real estate facilities	(653,091)	(175,453)
Deposits on acquisitions of real estate	(100,000)	(2,400,000)
Investments in unconsolidated real estate ventures	(9,168,451)	(875,977)
Deposits on acquisitions of investments in unconsolidated real estate ventures	(474,158)	(760,312)
Return of deposit on acquisition of real estate	—	750,000
Return of (investment in) preferred equity method investment	150,000	(2,500,000)
Net cash used in investing activities	(65,435,881)	(75,795,331)
Cash flows from financing activities:
Proceeds from issuance of revolving secured debt	52,000,000	—
Proceeds from issuance of secured debt	6,000,000	17,000,000
Repayment of revolving secured debt	(10,000,000)	—
Repayment of secured debt	(68,000,000)	—
Scheduled principal payments on secured debt	(90,006)	—
Debt issuance costs	(1,211,856)	(662,463)
Gross proceeds from issuance of common stock	86,851,407	57,418,717
Offering costs	(6,449,156)	(4,980,127)
Redemption of common stock	(399,733)	—
Distributions paid to common stockholders	(3,807,794)	(1,742,075)
Distributions paid to noncontrolling interest in our Operating Partnership	(10,426)	(11,005)
Net cash provided by financing activities	54,882,436	67,023,047
Net change in cash, cash equivalents and restricted cash	(10,156,081)	(9,944,654)
Cash, cash equivalents and restricted cash, beginning of period	15,795,440	21,929,125
Cash, cash equivalents and restricted cash, end of period	$5,639,359	$11,984,471
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$2,241,020	$72,937
Deposits applied to purchase of real estate	$900,000	$—
Deposits applied to purchase of investments in unconsolidated real estate ventures	$560,313	$—
Construction in process included in accounts payable and accrued liabilities	$219,453	$—
Proceeds from issuance of common stock in accounts payable and accrued liabilities	$680,000	$—
Offering costs included in due to affiliates	$2,060,360	$1,030,872
Offering costs included in accounts payable and accrued liabilities	$20,392	$71,039
Redemption of common stock in accounts payable and accrued liabilities	$344,875	$26,955
Distributions payable	$1,020,286	$510,698
Issuance of shares pursuant to distribution reinvestment plan	$3,530,610	$1,307,604
Foreign currency translation adjustment	$50,524	$(21,874)
Other assets, net included in accrued expenses	$—	$313,293

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Prior to June 28, 2019, both we and Strategic Storage Trust II, Inc. (“SST II”) were sponsored by SmartStop Asset Management, LLC (“SAM,” or our “Prior Sponsor”). On June 28, 2019, SST II, and its operating partnership, Strategic Storage Operating Partnership II, L.P., entered into a series of transactions, agreements, and amendments to its existing agreements and arrangements (such agreements and amendments are referred to collectively as the “Self Administration Transaction”), with our Prior Sponsor, and its affiliates, pursuant to which, effective as of June 28, 2019, SST II acquired the self storage advisory, asset management, property management, investment management, and Tenant Programs (as defined in Note 6) of SAM, along with certain other assets, including SAM’s sole membership interest in SmartStop Storage Advisors, LLC, which owned all of the membership interests of our advisor and our property manager. Immediately after the Self Administration Transaction, SST II changed its name to SmartStop Self Storage REIT, Inc. (“SmartStop”). As a result of the Self Administration Transaction, SmartStop REIT Advisors, LLC, an indirect subsidiary of SmartStop, became the sponsor (our “Sponsor”) of our Offering of shares of our common stock, as described below. Our Sponsor owns 100% of Strategic Storage Advisor IV, LLC (our “Advisor”) and Strategic Storage Property Management IV, LLC (our “Property Manager”).

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

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction” and together with the Public Offering, the “Offerings”). Due to the proceeds raised in our Private Offering Transaction, there was not a minimum number of shares we needed to sell before accepting subscriptions for the Primary Offering. On March 17, 2017 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective and we commenced formal operations. As of September 30, 2019, approximately 4.0 million Class A shares for gross offering proceeds of approximately $99.0 million, approximately 3.4 million Class T shares for gross offering proceeds of approximately $81.9 million and approximately 0.9 million Class W shares for gross offering proceeds of approximately $20.8 million had been sold in the Public Offering.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

We have invested, and intend to continue to invest, the net proceeds from our Offerings primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of September 30, 2019, we owned 17 operating self storage properties located in six states (California, Florida, Nevada, New Jersey, Texas and Washington).

As of September 30, 2019, we owned 50% equity interests in four unconsolidated real estate ventures in the Greater Toronto Area that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. In addition, we had entered into two other contribution agreements with respect to two separate tracts of land in the Greater Toronto Area owned by SmartCentres. For more information, see Note 4.

Our operating partnership, Strategic Storage Operating Partnership IV, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on June 2, 2016. On June 15, 2016, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 (8,889 partnership units) and on June 15, 2016, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. As of September 30, 2019, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.1% of the common units are owned by our Advisor.

As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS IV, Inc., a Delaware corporation (the “TRS”) which was formed on June 2, 2016, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager is a Delaware limited liability company which was formed on May 31, 2016 to manage our properties. An affiliate of our Sponsor owns the rights to the “SmartStop® Self Storage” brand. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. Please see Note 6 – Related Party Transactions – Property Management Agreement.

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

September 30, 2019

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

As of September 30, 2019 and December 31, 2018, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres and our preferred equity investment, which are all accounted for under the equity method of accounting.  Please see Note 4 and Note 10 – Escondido Property. Other than the entities noted above, we do not currently have any relationships with unconsolidated entities or financial partnerships.

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

September 30, 2019

(Unaudited)

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $2.7 million and $5.5 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions of integrated sets of assets and activities that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the nine months ended September 30, 2019 and 2018, our acquisitions have not met the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the nine months ended September 30, 2019 and 2018, we acquired three and five properties, respectively, that did not meet the definition of a business, and we capitalized approximately $90,000 and $184,000, respectively, of acquisition-related transaction costs.

During the three months ended September 30, 2019 and 2018, we expensed approximately $0.2 million and $0.3 million, respectively, of acquisition-related transaction costs that did not meet our capitalization criteria. During the nine months ended September 30, 2019 and 2018, we expensed approximately $0.8 million and $1.1 million, respectively, of acquisition-related transaction costs that did not meet our capitalization criteria

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the nine months ended September 30, 2019 and 2018, no impairment losses were recognized.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of September 30, 2019 and December 31, 2018, the gross amounts allocated to in-place lease intangibles was approximately $8.8 million and $6.1 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $5.7 million and $1.9 million, respectively.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2019 and 2020 is approximately $1.2 million and $1.9 million, respectively, and none for the years thereafter.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Debt Issuance Costs

The net carrying value of costs incurred in connection with our revolving credit facility are presented as debt issuance costs on our consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2019 and December 31, 2018, accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.1 million and none, respectively.

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2019 and December 31, 2018, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $4,000 and $0.4 million, respectively.

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

September 30, 2019

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

For the nine months ended September 30, 2019, we received redemption requests totaling approximately $660,000 (approximately 29,000 shares), approximately $320,000 of which were fulfilled during the nine months ended September 30, 2019, with the remaining approximately $340,000 included in accounts payable and accrued liabilities as of September 30, 2019, and fulfilled in October 2019. For the year ended December 31, 2018, we received redemption requests totaling approximately $110,000 (approximately 4,900 shares), approximately $30,000 of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $80,000 included in accounts payable and accrued liabilities as of December 31, 2018, and fulfilled in January 2019.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The table below summarizes our fixed rate note payable at September 30, 2019 and December 31, 2018. The estimated fair value of financial instruments are subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate note payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	September 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$2,380,000	$2,213,176	$2,350,000	$2,303,182

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. We adopted this standard on January 1, 2019 using the modified retrospective approach, without applying the provisions to comparative periods presented. Its adoption did not have a material impact on our consolidated financial statements as substantially all of our lease revenues are derived from month-to-month leases and, as lessee, we have no significant leases. In addition, the new standard requires our expected loss related to collectability of rental payments, previously reflected in property operating expenses as bad debt expense, to be reflected as an adjustment to self storage rental revenue. The impact of this was a reduction in both self storage rental revenue and property operating expenses of approximately $70,000 and $140,000 for the three and nine months ended September 30, 2019, respectively.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2019:

Real estate facilities
Balance at December 31, 2018	$135,980,078
Facility acquisitions	53,396,181
Improvements and additions	593,275
Balance at September 30, 2019	$189,969,534
Accumulated depreciation
Balance at December 31, 2018	$(1,769,436)
Depreciation expense	(3,445,567)
Balance at September 30, 2019	$(5,215,003)

The following table summarizes the purchase price allocations for our acquisitions during the nine months ended September 30, 2019:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2019 Revenue(2)	2019 Property Operating Income(2)(3)
Plant City – FL	01/08/19	$13,688,543	$831,000	$14,519,543	$1,019,653	$646,638
Newark – NJ	03/26/19	28,616,948	1,429,000	30,045,948	1,631,619	1,140,948
Redmond – WA	07/23/19	11,090,690	434,000	11,524,690	154,691	82,450
		$53,396,181	$2,694,000	$56,090,181	$2,805,963	$1,870,036

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

Note 4. Investments in Unconsolidated Real Estate Ventures

We have entered into joint venture agreements with a subsidiary of SmartCentres, an unaffiliated third party, for tracts of land owned by SmartCentres that are intended to be developed into self storage facilities.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The following table summarizes our investments in unconsolidated real estate ventures:

				Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Equity Ownership %	September 30, 2019	December 31, 2018	Expected Completion
Oshawa Property	Oshawa, Ontario	September 2018	50%	$804,772	$620,214	Second half of 2020
East York Property	East York, Ontario	January 2019	50%	5,784,353	—	Fourth quarter of 2019
Brampton Property	Brampton, Ontario	September 2019	50%	2,412,993	2,693	Second half of 2020
Vaughan Property	Vaughan, Ontario	August 2019	50%	1,648,676	236,624	Second half of 2020
Scarborough Property	Scarborough, Ontario	Expected in first half of 2020	50%	26,202	—	Second half of 2021
Kingspoint Property	Kingspoint, Ontario	Expected in first half of 2020	50%	25,766	—	Second half of 2021
				$10,702,762	$859,531

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

Upon closing, the Ontario II Lots will each be owned by a limited partnership (the “Ontario II Limited Partnerships”), in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) will each be a 50% limited partner and each have an equal ranking general partner in the Ontario II Limited Partnerships. It is intended that the Ontario II Limited Partnerships develop self storage facilities on the Ontario II Lots. The value of the Scarborough Land and the Kingspoint Land to be contributed by SmartCentres to the Ontario II Limited Partnerships has an agreed upon fair market value of approximately $1.8 million CAD and $3.3 million CAD, respectively. At closing, we (through our subsidiaries) will subscribe for 50% of the units in the Ontario II Limited Partnerships at an agreed upon subscription price of approximately $0.9 million CAD and $1.7 million CAD, respectively, representing contributions equivalent to 50% of the agreed upon fair market value of each parcel of land. In some circumstances, if we fail to complete the Scarborough Land and Kingspoint Land acquisition, we may forfeit up to approximately $300,000 CAD and $300,000 CAD, respectively in earnest money.

Note 5. Secured Debt

The Company’s debt is summarized as follows:

Secured Debt	September 30, 2019	December 31, 2018	Interest Rate	Maturity Date
Revolving KeyBank Credit Facility	$42,000,000	$—	3.5%	6/27/2022
KeyBank Credit Facility	—	62,000,000	4.9%	N/A
Katy Loan	2,213,176	2,303,182	6.4%	9/1/2031
Debt issuance costs, net	(69,189)	(525,321)
Total Secured Debt	$44,143,987	$63,777,861

The weighted average interest rate on our consolidated debt as of September 30, 2019 was approximately 3.68%.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

KeyBank Credit Facility

On July 31, 2018, the Company, through six special purpose entities (collectively, the “Borrower”) wholly owned by our Operating Partnership, entered into a credit agreement (the “Credit Agreement”) with KeyBank, National Association (“KeyBank”), as administrative agent and KeyBanc Capital Markets, LLC, as sole book runner and sole lead arranger.

Under the terms of the Credit Agreement, the Borrower had an initial maximum borrowing capacity up to $70 million (the “KeyBank Credit Facility”). From July 31, 2018 to October 30, 2018, we borrowed $62 million on the KeyBank Credit Facility to finance the acquisition of seven self storage facilities.  On October 31, 2018, and pursuant to the terms of the Credit Agreement, the maximum borrowing capacity of the KeyBank Credit Facility was reduced to $62 million, which was the amount outstanding on the KeyBank Credit Facility as of that date and as of December 31, 2018. On January 8, 2019, the KeyBank Credit Facility was amended in order to allow the Borrower to draw an additional $6 million, which was used in connection with the acquisition of the Plant City property. The maximum borrowing capacity and the amount outstanding on the KeyBank Credit Facility was increased to $68 million.

The KeyBank Credit Facility was a term loan that had a maturity date of July 31, 2019. Payments due under the KeyBank Credit Facility were interest-only. As of June 27, 2019, the applicable interest rate was approximately 4.9% which was based on LIBOR plus 250 basis points. On June 27, 2019, the KeyBank Credit Facility was repaid in full and terminated with proceeds from the Revolving KeyBank Credit Facility.

Revolving KeyBank Credit Facility

On June 27, 2019, we, through our operating partnership, and certain affiliated entities (collectively, the “Borrower”), entered into an amended and restated credit agreement (the “Revolving KeyBank Credit Facility”) with KeyBank, as administrative agent and KeyBanc Capital Markets, LLC, as sole book runner and sole lead arranger. The Revolving KeyBank Credit Facility replaced the KeyBank Credit Facility.

Under the terms of the Revolving KeyBank Credit Facility, we had an initial maximum borrowing capacity of $55 million. On June 27, 2019, $43 million was drawn on the Revolving KeyBank Credit Facility to repay in full and terminate the KeyBank Credit Facility. The Revolving KeyBank Credit Facility may be increased by up to an additional $245 million, to a maximum credit facility size of $300 million, in minimum increments of $20 million, which KeyBank will arrange on a best efforts basis. On August 9, 2019, we entered into an amendment and joinder to amend and restate the Revolving KeyBank Credit Facility (the “First Amendment”) with KeyBank. Under the terms of the First Amendment, we added an additional $45 million to our maximum borrowing capacity for a total of $100 million with the admission of Texas Capital Bank (“Texas Capital”), Fifth Third Bank (“Fifth Third”) and SunTrust Bank (“SunTrust”) (the “Subsequent Lenders”). The Subsequent Lenders also became a party to the Revolving KeyBank Credit Facility through a joinder agreement in the First Amendment.

On November 5, 2019, we entered into an amendment and joinder to amend and restate the Revolving KeyBank Credit Facility (the “Second Amendment”) with KeyBank. Under the terms of the Second Amendment, we added an additional $35 million to increase our maximum borrowing capacity to a total of $135 million.  In conjunction with the increase of the maximum borrowing capacity we drew $65 million on the Revolving KeyBank Credit Facility to close the Four Property Portfolio and three properties were added as collateral to the loan (Redmond, Charlottesville, and Charlotte I) see Note 11. After this draw, the total amount outstanding on the Revolving KeyBank Credit Facility was increased to $105 million.

The Revolving KeyBank Credit Facility is a revolving loan with an initial term of three years, maturing on June 27, 2022, with two one-year extension options subject to certain conditions outlined further in the Revolving KeyBank Credit Facility. Monthly payments due pursuant to the Revolving KeyBank Credit Facility are interest-only and the principal balance is due at maturity. The Revolving KeyBank Credit Facility bears interest based on the type of borrowing. The ABR Loans bear interest at the lesser of (x) the Alternate Base Rate (as defined in the Revolving KeyBank Credit Facility) plus the Applicable Rate, or (y) the Maximum Rate (as defined in the Revolving KeyBank Credit Facility). The Eurodollar Loans bear interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the Revolving KeyBank Credit Facility) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the Revolving KeyBank Credit Facility). The Applicable Rate means the percentage rate corresponding to our total leverage, which are as follows for Eurodollar Loans: (1) 225 basis points with a total leverage ratio greater than or equal to 55%; (2) 200 basis points with a total leverage ratio greater than or equal to 45% but less than 55%; (3) 175 basis points with a total leverage ratio greater than or equal to 35% but less than 45%; and (4) 150 basis points with a total leverage ratio less than 35%. As of September 30, 2019, the total interest rate was approximately 3.5% which was based on LIBOR plus 150 basis points. Our Operating Partnership purchased an interest rate cap with a notional amount of $50 million, such that in no event will LIBOR exceed 3.00% thereon through July 1, 2021.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The Revolving KeyBank Credit Facility is fully recourse, jointly and severally, to each of the Borrowers and is secured by cross-collateralized first mortgage liens on the Mortgaged Properties (as defined in the Revolving KeyBank Credit Facility). As of September 30, 2019, the facility encumbered the following 15 properties (Jensen Beach, Texas City, Riverside, Las Vegas I, Puyallup, Las Vegas II, Naples, Woodlands I, Humble, Woodlands II, College Station, Cypress, Queenston, Plant City and FlatRate). The Revolving KeyBank Credit Facility may be prepaid or terminated at any time without penalty, provided, however, that the Lenders shall be indemnified for any breakage costs. Pursuant to that certain guaranty (the “KeyBank Guaranty”), dated as of June 27, 2019, in favor of the Lenders, we serve as a guarantor of all obligations due under the Revolving KeyBank Credit Facility.

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

The Revolving KeyBank Credit Facility contains: customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan documents. In particular, the aggregate borrowing base availability under the Revolving KeyBank Credit Facility is limited by a minimum Debt-Service-Coverage-Ratio, maximum Loan-to-Value Ratio, minimum number of Mortgaged Properties, and minimum required Pool Value for the Mortgaged Properties (capitalized terms are as defined in the Revolving KeyBank Credit Facility).  In addition, we must meet certain requirements as of the close of each fiscal quarter including a maximum Total Leverage Ratio, a minimum Tangible Net Worth, a minimum Fixed Charge Ratio and required Interest Rate Protection (capitalized terms are as defined in the Revolving KeyBank Credit Facility). As of September 30, 2019, we were in compliance with all such covenants.

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

The following table presents the future principal payment requirements on outstanding secured debt as of September 30, 2019:

2019	$30,969
2020	128,922
2021	137,392
2022	42,146,418
2023	156,038
2024 and thereafter	1,613,437
Total payments	44,213,176
Debt issuance costs, net	(69,189)
Total	$44,143,987

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

September 30, 2019

(Unaudited)

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

As of September 30, 2019, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

September 30, 2019

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

September 30, 2019

(Unaudited)

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2018 and the nine months ended September 30, 2019, as well as any related amounts payable as of December 31, 2018 and September 30, 2019:

	Year Ended December 31, 2018			Nine Months Ended September 30, 2019
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$775,948	$754,396	$26,616	$910,866	$794,843	$142,639
Asset management fees	613,637	615,399	7,833	1,350,563	1,353,124	5,272
Property management fees	350,058	358,818	—	728,012	728,012	—
Transfer Agent expenses	163,898	153,355	10,543	197,592	196,180	11,955
Acquisition expenses	666,416	666,416	—	481,857	481,857	—
Capitalized
Acquisition expenses	76,890	76,890	—	33,600	33,600	—
Additional Paid-in Capital
Selling commissions	3,884,006	3,838,693	45,313	3,878,445	3,847,510	76,248
Dealer Manager fees	1,352,419	1,351,849	16,253	1,473,922	1,460,445	29,730
Stockholder Servicing Fees and Dealer Manager Servicing Fees(1)	1,297,283	216,670	1,595,773	2,392,317	497,444	3,490,646
Offering costs	356,021	371,085	18,302	133,355	96,161	55,496
Total	$9,536,576	$8,403,571	$1,720,633	$11,580,529	$9,489,176	$3,811,986

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

Tenant Programs

We may offer a tenant insurance plan, tenant protection plan or similar program (collectively “Tenant Programs”) to customers at our properties pursuant to which our Property Manager or an affiliate is entitled to substantially all of the net revenue attributable to the sale of Tenant Programs at our properties.

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 27, 2018 (the “JV Agreement”), our TRS will receive 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate will receive the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the three months ended September 30, 2019 and 2018, an affiliate of our Property Manager received net revenue from this joint venture of approximately $119,000 and $36,000, respectively. For the nine months ended September 30, 2019 and 2018, an affiliate of our Property Manager received net revenue from this joint venture of approximately $260,000 and $65,000, respectively.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the nine months ended September 30, 2019 and 2018, we paid approximately $7,000 and $1,000 in fees to the Auction Company related to our properties, respectively. Our properties receive the proceeds from such online auctions.

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

As of September 30, 2019, we have sold approximately 136,000 Class A shares, 90,000 Class T shares and 20,000 Class W shares through our distribution reinvestment plan offering.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

For the nine months ended September 30, 2019, we received redemption requests totaling approximately $660,000 (approximately 29,000 shares), approximately $320,000 of which were fulfilled during the nine months ended September 30, 2019, with the remaining approximately $340,000 included in accounts payable and accrued liabilities as of September 30, 2019, and fulfilled in October 2019. For the year ended December 31, 2018, we received redemption requests totaling approximately $110,000 (approximately 4,900 shares), approximately $30,000 of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $80,000 included in accounts payable and accrued liabilities as of December 31, 2018, and fulfilled in January 2019.

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

Note 8. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below.

	Three months ended
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Total revenues	$1,565,837	$3,015,974	$3,459,128	$4,309,571	$4,502,793
Total operating expenses	2,394,010	4,058,474	4,779,831	5,400,052	5,929,491
Operating loss	(828,173)	(1,042,500)	(1,320,703)	(1,090,481)	(1,426,698)
Net loss	(1,185,278)	(2,008,943)	(2,416,506)	(2,752,178)	(1,959,538)
Net loss attributable to common stockholders	(1,182,557)	(2,005,066)	(2,412,725)	(2,748,977)	(1,957,502)
Net loss per Class A share-basic and diluted	(0.31)	(0.44)	(0.43)	(0.37)	(0.24)
Net loss per Class T share-basic and diluted	(0.31)	(0.44)	(0.43)	(0.37)	(0.24)
Net loss per Class W share-basic and diluted	(0.31)	(0.44)	(0.43)	(0.37)	(0.24)

Note 9. Declaration of Distributions

Cash Distribution Declaration

On September 20, 2019, our board of directors declared a daily distribution rate for the fourth quarter of 2019 of approximately $0.00428 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on October 1, 2019 and ending December 31, 2019. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00362 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00397 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

San Gabriel Property

On January 4, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in San Gabriel, California (the “San Gabriel Property”). The purchase price for the San Gabriel Property is approximately $13.5 million, plus closing and acquisition costs. We expect the acquisition of the San Gabriel Property to close in the second half of 2020 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Offering and/or our revolving credit facility. If we fail to acquire the San Gabriel Property, in addition to the incurred acquisition costs, we may also forfeit approximately $400,000 in earnest money as a result.

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

On July 31, 2018, one of our subsidiaries made a preferred equity investment of approximately $2.5 million in the entity that is developing the Escondido Property. Such investment will be redeemed upon purchase of the completed property and has an annual preferred return of 8%, to be paid quarterly, with an additional 4% preferred return to be paid upon closing of the property. The Company accounts for this preferred equity investment using the equity method of accounting and it is included in other assets in the accompanying consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively.

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

Note 11.  Subsequent Events

Completed Acquisitions

Four Property Portfolio

On October 16, 2019, one of our subsidiaries executed two purchase and sale agreements with unaffiliated third parties for the acquisition of a portfolio of four self storage facilities located in Ocoee, Florida, Charlottesville, Virginia and two in Charlotte, North Carolina (the “Four Property Portfolio”). On November 5, 2019, we closed on the acquisition of the Four Property Portfolio for a purchase price of approximately $64.45 million, plus closing and acquisition costs, which was primarily funded with a draw on the Revolving KeyBank Credit Facility.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Revolving KeyBank Credit Facility

On November 5, 2019, we entered into an amendment and joinder to amend and restate the Revolving KeyBank Credit Facility (the “Second Amendment”) with KeyBank. Under the terms of the Second Amendment, we added an additional $35 million to increase our maximum borrowing capacity for a total of $135 million.  In conjunction with the increase of the maximum borrowing capacity we drew $65 million on the Revolving KeyBank Credit Facility to close the Four Property Portfolio and three properties were added as collateral to the loan (Redmond, Charlottesville, and Charlotte I). After this draw, the total amount outstanding on the Revolving KeyBank Credit Facility was increased to $105 million. Our Operating Partnership purchased an additional interest rate cap with a notional amount of $55 million, such that in no event will LIBOR exceed 3.00% thereon through July 1, 2021.

Offering Status

As of November 1, 2019, in connection with our Offerings we have issued approximately 4,438,831 Class A shares for gross offering proceeds of approximately $109.2 million, approximately 3,466,079 Class T shares for gross offering proceeds of approximately $83.7 million and approximately 940,817 Class W shares for gross offering proceeds of approximately $21.4 million.

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

Prior to June 28, 2019, both we and Strategic Storage Trust II, Inc. (“SST II”), were sponsored by SmartStop Asset Management, LLC (“SAM,” or our “Prior Sponsor”). On June 28, 2019, SST II, and its operating partnership, Strategic Storage Operating Partnership II, L.P., entered into a series of transactions, agreements, and amendments to its existing agreements and arrangements (such agreements and amendments are referred to collectively as the “Self Administration Transaction”), with our Prior Sponsor, and its affiliates, pursuant to which, effective as of June 28, 2019, SST II acquired the self storage advisory, asset management, property management, investment management, and Tenant Programs of SAM, along with certain other assets, including SAM’s sole membership interest in SmartStop Storage Advisors, LLC, which owned all of the membership interests of our advisor and our property manager. Immediately after the Self Administration Transaction, SST II changed its name to SmartStop Self Storage REIT, Inc. (“SmartStop”). As a result of the Self Administration Transaction, SmartStop REIT Advisors, LLC, an indirect subsidiary of SmartStop, became the sponsor (our “Sponsor”) of our Offering of shares of our common stock, as described below. Our Sponsor owns 100% of Strategic Storage Advisor IV, LLC (our “Advisor”) and Strategic Storage Property Management IV, LLC (our “Property Manager”).

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

As of September 30, 2019, we owned 17 self storage facilities located in six states comprising approximately 11,640 units and approximately 1,433,800 rentable square feet.

As of September 30, 2019, we owned 50% equity interests in four unconsolidated real estate ventures in the Greater Toronto Area that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. In addition, we had entered into two other contribution agreements with respect to two separate tracts of land in the Greater Toronto Area owned by SmartCentres. For more information, see Note 4 of the Notes to the Consolidated Financial Statements contained in this report.

As of September 30, 2019, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)	Rental Income %(4)
California	1	470	57,500	4.0%	91%	4%
Florida	3	2,260	334,900	23.4%	88%	24%
Nevada	2	1,220	131,500	9.1%	90%	11%
New Jersey	1	1,900	158,000	11.0%	81%	17%
Texas	8	4,610	605,900	42.3%	88%	37%
Washington	2	1,180	146,000	10.2%	88%	7%
	17	11,640	1,433,800	100%	87%	100%

(1)	Includes all rentable units, consisting of storage units and parking units (approximately 500 units).
(2)	Includes all rentable square feet consisting of storage units and parking units (approximately 187,000 square feet).
(3)	Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of September 30, 2019.
(4)	Represents rental income for all facilities we own in a state divided by our total rental income for the month ended September 30, 2019.

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

Impairment of Long-Lived Assets

The majority of our assets, other than cash and cash equivalents, consist of long-lived real estate assets as well as intangible assets related to our acquisitions. We will evaluate such assets for impairment based on events and changes in circumstances that may arise in the future and that may impact the carrying amounts of our long-lived assets, including those held through joint ventures. When indicators of potential impairment are present, we will assess the recoverability of the particular asset by determining whether the carrying value of the asset will be recovered, through an evaluation of the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. This evaluation is based on a number of estimates and assumptions. Based on this evaluation, if the expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived asset and recognize an impairment loss. Our evaluation of the impairment of long-lived assets could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the amount of impairment loss recognized, if any, may vary based on the estimates and assumptions we use.

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

As of September 30, 2019 and 2018, we owned 17 and seven self storage facilities, respectively.

Our operating results for the three months ended September 30, 2018 include full period results for five self storage facilities and partial period results for the two self storage facilities acquired during the third quarter of 2018. Our operating results for the three months ended September 30, 2019 include full period results for 16 self storage facilities and partial period results for one self storage facility acquired during the third quarter of 2019. As such, we believe there is little basis for comparison between the three months ended September 30, 2019 and 2018. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Our operating results for the nine months ended September 30, 2018 include full period results for our first two self storage facilities and partial period results for the five self storage facilities acquired during the first three quarters of 2018. Our operating results for the nine months ended September 30, 2019 include full period results for 14 self storage facilities, and partial period results for three self storage facilities acquired during the first three quarters of 2019. As such, we believe there is little basis for comparison between the nine months ended September 30, 2019 and 2018. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

Total Revenues

Total revenues for the three months ended September 30, 2019 and 2018 were approximately $4.5 million and $1.6 million, respectively. The increase in total revenues is primarily attributable to a full quarter of operations for 16 properties and partial quarter of operations for one property acquired in the third quarter of 2019, compared to a full quarter of operations for five properties and partial quarter of operations for the two properties acquired in the third quarter of 2018. We expect total revenues to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2019 and 2018 were approximately $1.7 million and $0.5 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full quarter of operations for 16 properties and partial quarter of operations for one property acquired in the third quarter of 2019, compared to a full quarter of operations for five properties and partial quarter of operations for the two properties acquired in the third quarter of 2018. We expect property operating expenses to increase in the future as our operational activity increases.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended September 30, 2019 and 2018 were approximately $0.8 million and $0.3 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full quarter of operations for 16 properties and partial quarter of operations for one property acquired in the third quarter of 2019, compared to a full quarter of operations for five properties and partial quarter of operations for the two properties acquired in the third quarter of 2018. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 and 2018 were approximately $0.7 million and $0.4 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2019 and 2018 were approximately $2.6 million and $1.0 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full quarter of operations for 16 properties and partial quarter of operations for one property acquired in the third quarter of 2019, compared to a full quarter of operations for five properties and partial quarter of operations for the two properties acquired in the third quarter of 2018. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended September 30, 2019 and 2018 were approximately $0.2 million in each period. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended September 30, 2019 and 2018 were approximately $0.1 million and $0.2 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy.  We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended September 30, 2019 and 2018 was approximately $0.5 million and $0.1 million, respectively. The increase in interest expense was due to debt obtained in conjunction with certain of the properties we acquired subsequent to September 30, 2018. We expect interest expense to fluctuate in the future commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended September 30, 2019 and 2018 were approximately $0.1 million and $0.2 million, respectively. The decrease in interest expense – debt issuance costs was primarily due to the repayment of the KeyBank Credit Facility and the longer amortization period for the debt issuance costs related to the Revolving KeyBank Credit Facility. We expect interest expense – debt issuance costs to fluctuate in the future commensurate with our future financing activity.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

Total Revenues

Total revenues for the nine months ended September 30, 2019 and 2018 were approximately $12.3 million and $2.7 million, respectively. The increase in total revenues is primarily attributable to a full quarter of operations for 14 properties and partial quarter of operations for the three properties acquired in the first three quarters of 2019, compared to a full quarter of operations for two properties and partial quarter of operations for the five properties acquired in the first three quarters of 2018. We expect total revenues to increase in future periods commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2019 and 2018 were approximately $4.1 million and $0.8 million, respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full quarter of operations for 14 properties and partial quarter of operations for the three properties acquired in the first three quarters of 2019, compared to a full quarter of operations for two properties and partial quarter of operations for the five properties acquired in the first three quarters of 2018. We expect property operating expenses to increase in the future as our operational activity increases.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2019 and 2018 were approximately $2.1 million and $0.4 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full quarter of operations for 14 properties and partial quarter of operations for the three properties acquired in the first three quarters of 2019, compared to a full quarter of operations for two properties and partial quarter of operations for the five properties acquired in the first three quarters of 2018. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 and 2018 were approximately $1.8 million and $1.2 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2019 and 2018 were approximately $7.3 million and $1.6 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full quarter of operations for 14 properties and partial quarter of operations for the three properties acquired in the first three quarters of 2019, compared to a full quarter of operations for two properties and partial quarter of operations for the five properties acquired in the first three quarters of 2018. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the nine months ended September 30, 2019 and 2018 were approximately $0.5 million in each period. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the nine months ended September 30, 2019 and 2018 were approximately $0.3 million and $0.6 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy.  We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the nine months ended September 30, 2019 and 2018 was approximately $2.1 million and $0.1 million, respectively. The increase in interest expense was due to debt obtained in conjunction with certain of the properties we acquired subsequent to September 30, 2018. We expect interest expense to fluctuate in the future commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the nine months ended September 30, 2019 and 2018 were approximately $1.2 million and $0.2 million, respectively. The increase in interest expense – debt issuance costs was due to debt obtained in conjunction with certain of the properties we acquired subsequent to September 30, 2018 and approximately $0.6 million of costs incurred related to debt issuance costs that were expensed in accordance with GAAP during the nine months ended September 30, 2019. We expect interest expense – debt issuance costs to fluctuate in the future commensurate with our future financing activity.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change
Net cash flow provided by (used in):
Operating activities	$397,364	$(1,172,370)	$1,569,734
Investing activities	(65,435,881)	(75,795,331)	10,359,450
Financing activities	54,882,436	67,023,047	(12,140,611)

Cash flows provided by (used in) operating activities for the nine months ended September 30, 2019 and 2018 were approximately $0.4 million and $(1.2) million, respectively, a change of approximately $1.6 million. The decrease in cash used in our operating activities is primarily the result of a decrease in our net loss, adjusted for depreciation and amortization of approximately $1.6 million.

Cash flows used in investing activities for the nine months ended September 30, 2019 and 2018 were approximately $65.4 million and $75.8 million, respectively, a change of approximately $10.4 million. The decrease in cash used in our investing activities is primarily the result of decreases in cash used for purchase of real estate of approximately $14.6 million, investment in equity method investment of approximately $2.7 million and deposits on acquisitions of real estate of approximately $2.3 million, offset by an increase in investments in unconsolidated real estate ventures of approximately $8.3 million during the nine months ended September 30, 2019.

Cash flows provided by financing activities for the nine months ended September 30, 2019 and 2018 were approximately $54.9 million and $67.0 million, respectively, a change of approximately $12.1 million. The decrease in cash provided by our financing activities is primarily the result of a decrease in net proceeds from debt of $37.0 million and increase in cash distributions paid of approximately $2.1 million, offset by an increase in net proceeds raised from our Offering of approximately $28.0 million.

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

Distribution Policy

On September 20, 2019, our board of directors declared a daily distribution rate for the fourth quarter of 2019 of approximately $0.00428 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on October 1, 2019 and ending December 31, 2019. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00362 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00397 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Currently, we are making distributions to our stockholders primarily using proceeds from the Public Offering in anticipation of future cash flow. As such, this reduces the amount of capital we will ultimately invest in properties. Because substantially all of our operations are performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Public Offering. Though we presently intend to pay only cash distributions, and potentially stock distributions, we are authorized by our charter to pay in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

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

Distributions are paid to our stockholders as of the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares, Class T Shares and Class W Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees and distributions of Class W Shares will likely be lower than distributions on Class A Shares because Class W Shares are subject to the ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Public Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
Distributions paid in cash — common stockholders	$3,807,794		$1,742,075
Distributions paid in cash — Operating Partnership unitholders	10,426		11,005
Distributions reinvested	3,530,610		1,307,604
Total distributions	$7,348,830		$3,060,684
Source of distributions
Cash flows provided by operations	$397,364	5.4%	$—	0%
Proceeds from the Public Offering	3,420,856	46.6%	1,753,080	57.3%
Offering proceeds from distribution reinvestment plan	3,530,610	48.0%	1,307,604	42.7%
Total sources	$7,348,830	100.0%	$3,060,684	100.0%

From our inception through September 30, 2019, we paid cumulative distributions of approximately $12.9 million, as compared to cumulative net loss attributable to our common stockholders of approximately $13.1 million. For the nine months ended September 30, 2019, we paid distributions of approximately $7.3 million, as compared to a net loss attributable to our common stockholders of approximately $7.1 million. Net loss attributable to our common stockholders for the nine months ended September 30, 2019 reflects non-cash depreciation and amortization of approximately $8.5 million and acquisition related expenses of approximately $0.8 million. From our inception through September 30, 2019, cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $12.6 million, and acquisition related expenses of approximately $2.6 million.

For the nine months ended September 30, 2018, we paid distributions of approximately $3.1 million, as compared to a net loss attributable to our common stockholders of approximately $2.7 million. Net loss attributable to our common stockholders for the nine months ended September 30, 2018 reflects non-cash depreciation and amortization of approximately $1.9 million and acquisition related expenses of approximately $1.1 million. From our inception through September 30, 2019, cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $2.2 million, and acquisition related expenses of approximately $1.5 million.

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

Indebtedness

As of September 30, 2019, our total indebtedness was approximately $44.1 million which included approximately $42.0 million of variable rate debt and approximately $2.2 million of fixed rate debt, less approximately $69,000 in net debt issuance costs. As of December 31, 2018, our total indebtedness was approximately $63.8 million which included approximately $62.0 million of variable rate debt and approximately $2.3 million of fixed rate debt, less approximately $0.5 million in net debt issuance costs. On June 27, 2019, our KeyBank Credit Facility was repaid in full with the initial proceeds from our Revolving KeyBank Credit Facility. See Notes 5 and 11 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2019:

	Payments due during the years ended December 31,
	Total	2019	2020-2021	2022-2023	Thereafter
Mortgage interest(1)	$5,173,868	$407,205	$3,239,079	$1,091,766	$435,818
Mortgage principal(2)	44,213,176	30,969	266,314	42,302,456	1,613,437
Total contractual obligations	$49,387,044	$438,174	$3,505,393	$43,394,222	$2,049,255

(1)

Interest expense on variable rate debt was calculated based upon the contractual rate in effect as of September 30, 2019. Interest expense on the Revolving KeyBank Credit Facility is calculated presuming the amount outstanding as of September 30, 2019 would remain outstanding through the maturity date of June 27, 2022.

(2)	Amount represents principal payments only, excluding debt issuance costs.

Off-Balance Sheet Arrangements

On July 31, 2018, one of our subsidiaries made a preferred equity investment in an entity that is developing a self storage facility. For more information please see Note 10 of the Notes to the Consolidated Financial Statements contained in this report. The investment is accounted for under the equity method of accounting. We also have joint ventures with SmartCentres, which are accounted for using the equity method of accounting (Note 4). Other than the foregoing, we do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of September 30, 2019, our total indebtedness was approximately $44.1 million, which included approximately $42.0 million in variable rate debt and approximately $2.2 million in fixed rate debt, less approximately $69,000 in debt issuance costs. As of December 31, 2018, our total indebtedness was approximately $63.8 million, which included approximately $62.0 million in variable rate debt and approximately $2.3 million in fixed rate debt, less approximately $0.5 million in debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.4 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of September 30, 2019:

	Payments due during the years ended December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Variable rate debt	$—	$—	$—	$42,000,000	$—	$—	$42,000,000
Average interest rate(1)	3.5%	3.5%	3.5%	3.5%	N/A	N/A
Fixed rate debt	$30,969	$128,922	$137,392	$146,418	$156,038	$1,613,437	$2,213,176
Average interest rate(1)	6.4%	6.4%	6.4%	6.4%	6.4%	6.4%

(1)

Interest expense for the variable rate debt was calculated based on the contractual rate in effect on September 30, 2019. Interest expense on the Revolving KeyBank Credit Facility is calculated presuming the amount outstanding as of September 30, 2019 would remain outstanding through the maturity date of June 27, 2022.

Currently, our only foreign exchange rate risk comes from our investments in our Canadian joint ventures and the Canadian Dollar (“CAD”). As a result of fluctuations in currency exchange, our cash flows and results of operations could be affected.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2019.

We incurred a net loss attributable to common stockholders of approximately $2.0 million and $7.1 million for the three and nine months ended September 30, 2019, respectively. Our accumulated deficit was approximately $13.1 million as of September 30, 2019. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2019.

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

As of September 30, 2019, we had sold approximately 4.0 million Class A shares for gross offering proceeds of approximately $99.0 million, approximately 3.4 million Class T shares for gross offering proceeds of approximately $81.9 million and approximately 0.9 million Class W shares for gross offering proceeds of approximately $20.8 million pursuant to our Primary Offering and had sold approximately 360,577 Class A Shares in the Private Offering Transaction for gross proceeds of approximately $7.5 million. In conjunction with the Private Offering Transaction and the Primary Offering, we have incurred approximately $17.8 million in sales commissions and dealer manager fees (of which approximately $11.3 million was re-allowed to a third party broker-dealer), and approximately $4.0 million in organization and offering costs.

With the net offering proceeds of the Public Offering, we acquired approximately $197 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. For the nine months ended September 30, 2019, we received redemption requests totaling approximately $660,000 (approximately 29,000 shares), approximately $320,000 of which were fulfilled during the nine months ended September 30, 2019, with the remaining approximately $340,000 included in accounts payable and accrued liabilities as of September 30, 2019, and fulfilled in October 2019. For the year ended December 31, 2018, we received redemption requests totaling approximately $110,000 (approximately 4,900 shares), approximately $30,000 of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $80,000 included in accounts payable and accrued liabilities as of December 31, 2018, and fulfilled in January 2019. During the three months ended September 30, 2019, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
July 31, 2019	10,346	$22.65	10,346	151,557
August 31, 2019	—	—	—	151,557
September 30, 2019	—	—	—	151,557
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1	Increase Agreement, dated August 9, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2019, Commission File No. 000-55928

10.2	Joinder Agreement, dated August 9, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2019, Commission File No. 000-55928

10.3	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 13, 2019, Commission File No. 000-55928

10.4

Purchase Agreement (University City, Charlottesville, Ardrey Kell), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2019, Commission File No. 000-55928

10.5	Purchase Agreement (Ocoee), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 22, 2019, Commission File No. 000-55928

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Trust IV, Inc. financial information for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST IV, INC. (Registrant)
Dated: November 8, 2019	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)