Form 10-K
period 2019-12-31
Strategic Storage Trust IV, Inc.
filed 2020-03-20
CIK 1680232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

There is currently no established public market for the registrant’s shares of common stock. Based on the $24.89 offering price of the Class A shares, the $24.10 offering price of the Class T shares and the $22.65 offering price of Class W shares in effect on June 30, 2019, the aggregate market value of the stock held by non-affiliates of the registrant on such date was $190,173,393.

As of March 6, 2020, there were 5,157,209 outstanding shares of Class A common stock, 3,829,437 outstanding shares of Class T common stock and 1,072,084 outstanding shares of Class W common stock of the registrant.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, including without limitation changes in the political and economic climate, economic conditions and fiscal imbalances in the United States, and other major developments, including wars, natural disasters, epidemics and pandemics, including the outbreak of novel coronavirus (COVID-19), military actions, and terrorist attacks.  The occurrence or severity of any such event or circumstance is difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to realize the plans, strategies and prospects contemplated by such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered.

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

Prior to June 28, 2019, both we and Strategic Storage Trust II, Inc. (“SST II”), were sponsored by SmartStop Asset Management, LLC (“SAM,” or our “Prior Sponsor”). On June 28, 2019, SST II, and its operating partnership, Strategic Storage Operating Partnership II, L.P., entered into a series of transactions, agreements, and amendments to its existing agreements and arrangements (such agreements and amendments are referred to collectively as the “Self Administration Transaction”), with our Prior Sponsor, and its affiliates, pursuant to which, effective as of June 28, 2019, SST II acquired the self storage advisory, asset management, property management, investment management, and tenant program joint venture interests of SAM, along with certain other assets, including SAM’s sole membership interest in SmartStop Storage Advisors, LLC, which owned all of the membership interests of our advisor and our property manager. Immediately after the Self Administration Transaction, SST II changed its name to SmartStop Self Storage REIT, Inc. (“SmartStop”). As a result of the Self Administration Transaction, SmartStop REIT Advisors, LLC, an indirect subsidiary of SmartStop, became the sponsor (our “Sponsor”) of our Public Offering of shares of our common stock, as described below. Our Sponsor owns 100% of Strategic Storage Advisor IV, LLC (our “Advisor”) and Strategic Storage Property Management IV, LLC (our “Property Manager”).

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

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction”). Due to the proceeds raised in our Private Offering Transaction, there was not a minimum number of shares we needed to sell before accepting subscriptions for the Primary Offering. On March 17, 2017 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective and we commenced formal operations. As of December 31, 2019, approximately 4,396,000 Class A shares for gross offering proceeds of approximately $109.5 million, approximately 3,628,000 Class T shares for gross offering proceeds of approximately $87.8 million and approximately 978,000 Class W shares for gross offering proceeds of approximately $22.4 million had been sold in the Public Offering. We may continue to sell shares in the Public Offering until the earlier of 180 days after the third anniversary of the effective date of the Public Offering, September 13, 2020, or the effective date of the registration statement for our follow-on offering (SEC Registration No. 333-236176), which we initially filed with the SEC on January 31, 2020. We also reserve the right to terminate the Public Offering at any time.

On June 20, 2019, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $22.65 for our Class A shares, Class T shares, and Class W shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2019. As a result of the calculation of our estimated value per share, effective on June 21, 2019, the Public Offering price of Class A shares became $24.89 per share, the Public Offering price of Class T shares became $24.10 per share, and the Public Offering price of Class W shares became $22.65 per share. In addition, shares sold pursuant to our distribution reinvestment plan are now sold at $22.65 per share for Class A, Class T, and Class W shares, effective for distribution payments paid beginning in July 2019.

We have invested, and intend to continue to invest, the net proceeds from our Private Offering Transaction and the Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of December 31, 2019, we owned 22 operating self storage properties located in nine states (Arizona, California, Florida, Nevada, New Jersey, North Carolina, Texas, Virginia and Washington).

As of December 31, 2019, we owned 50% equity interests in four unconsolidated real estate ventures in the Greater Toronto Area that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. In addition, we had entered into two other contribution agreements with respect to two separate tracts of land in the Greater Toronto Area owned by SmartCentres.

Our operating partnership, Strategic Storage Operating Partnership IV, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on June 2, 2016. On June 15, 2016, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 (8,889 partnership units) and on June 15, 2016, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. As of December 31, 2019, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.1% of the common units are owned by our Advisor.

As the sole general partner of our Operating Partnership, we have the exclusive power to manage and conduct the business of our Operating Partnership. We conduct certain activities through our taxable REIT subsidiary, Strategic Storage TRS IV, Inc., a Delaware corporation (the “TRS”) which was formed on June 2, 2016, and is a wholly owned subsidiary of our Operating Partnership.

Our Property Manager is a Delaware limited liability company which was formed on May 31, 2016 to manage our properties. An affiliate of our Sponsor owns the rights to the “SmartStop® Self Storage” brand. Our Property Manager derives substantially all of its income from the property management services it performs for us. Our Property Manager may enter into sub-property management agreements with third party management companies and pay part of its management fee to such sub-property manager. For more information, please see Note 6 – Related Party Transactions – Property Management Agreement in the Consolidated Financial Statements contained in this report.

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

Our Prior Sponsor owns 100% of the membership interests of Strategic Transfer Agent Services, LLC, our transfer agent (our “Transfer Agent”). On May 31, 2018, the Company executed an agreement (the “Transfer Agent Agreement”), with our Transfer Agent to provide transfer agent and registrar services to us that are substantially similar to what a third party transfer agent would provide in the ordinary course of performing its functions as a transfer agent. Our Transfer Agent may retain and supervise third party vendors in its efforts to administer certain services. For more information, please see Note 6 – Related Party Transactions – Transfer Agent Agreement to the Consolidated Financial Statements contained in this report.

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

Industry Summary

“Self storage” refers to properties that offer do-it-yourself, month-to-month storage unit rental for personal or business use. Self storage offers a cost-effective and flexible storage alternative. Customers rent fully-enclosed spaces that can vary in size according to their specific needs. Customers typically have access to their storage units from 6:00AM – 10:00PM (365 days per year). Customers have responsibility for moving their items into and out of their units. Self storage unit sizes typically range from 25 square feet to 300+ square feet.

Self storage provides a convenient way for individuals and businesses to store their possessions, whether due to a life change or simply because of a need for extra storage space. According to the 2020 Self Storage Almanac, self storage facilities generally have a customer mix of approximately 77% residential, 19% commercial, 2% military and 2% students. The mix of residential customers using a self storage property is determined by a property’s local demographics and often includes people who are looking to downsize their living space or who are not yet settled in a large home. The items that residential customers place in self storage properties range from furniture, household items and appliances to cars, boats and recreational vehicles. Commercial customers tend to include small business owners who require easy and frequent access to their goods, records or extra inventory, or storage for seasonal goods. Self storage properties provide an accessible storage alternative at a relatively low cost. Properties generally have on-site managers who supervise and run the day-to-day operations, providing customers with assistance as needed.

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

As population densities have increased in the U.S., there has been an increase in self storage awareness and development. According to the 2020 Self Storage Almanac:

•	at the end of 2019 there were 47,863 self storage facilities in the U.S.;
•	at the end of 2018 there were 45,547 self storage facilities in the U.S.;
•	at the end of 2017 there were 44,149 self storage facilities in the U.S.; and
•	at the end of 2016 there were 41,879 self storage facilities in the U.S.

The growth in the industry has created more competition in various geographic regions. This has led to an increased emphasis on site location, property design, innovation and functionality to accommodate local planning and zoning boards and to distinguish a facility from other offerings in the market. This is especially true for new sites slated for high-density population centers.

Self storage operators have placed increased emphasis on offering ancillary products that provide incremental revenues. Moving and packing supplies, such as locks and boxes, and the offering of other services, such as tenant insurance programs, truck rentals, and delivery services help to increase revenues. As more sophisticated self storage operators continue to develop innovative products and services such as online rentals, climate-controlled storage, wine storage, customer-service call center access, digital gate access, unit security, and after-hours storage, local operators may be increasingly unable to meet higher customer expectations, which could encourage consolidation in the industry.

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

Business Overview

Unlike many other REITs and real estate companies, we are an operating business. We develop, acquire, and own self storage facilities. We do not directly manage or operate any of our properties. Rather, we rely on our Property Manager for such responsibilities. Our self storage facilities offer inexpensive, easily accessible, enclosed storage units or parking spaces to residential and commercial users on a month-to-month basis. Our facilities are fenced with computerized gates and well illuminated. Many of our properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. At certain of our facilities, we offer climate controlled units that offer heating in the winter and cooling in the summer. Many of our facilities also offers outside vehicle, boat and recreational vehicle storage areas. Our facilities are generally constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. Customers typically have access to their storage units from 6:00 AM – 10:00 PM. Individual storage units are secured by a lock furnished by the customer to provide the customer with control of access to the space, and access to storage units is controlled by keypad enabled entry doors or gate.

As an operating business, self storage requires a much greater focus on strategic planning and tactical operation plans. Our Property Manager has in-house sales center, which gives us a strategic advantage over other non-institutional operators, allowing us to centralize our sales efforts as we capture new business over the phone, email, chat, and text. As we grow our portfolio of self storage facilities, we have been able to consolidate and streamline a number of aspects of our operations through economies of scale. For example, we expect that size and geographic diversification, as well as institution of a blanket property and casualty insurance program over all properties managed by our Property Manager nationwide, will reduce our total insurance costs per property. As we acquire facilities, increased diversification will further mitigate against risk and reduce the cost of insurance per property. We also utilize our Property Manager’s digital marketing breadth and expertise which allows us to acquire customers efficiently by leveraging our Property Manager’s portfolio size and technological proficiency. To the extent we can acquire facilities in clusters within geographic regions, we see property management efficiencies resulting in reduction of personnel and other administrative costs.

Investment Objectives

Overview

We have invested and will continue to invest a substantial amount of the net proceeds of the Public Offering in self storage facilities consisting of both income-producing and growth properties and related self storage real estate investments. We may also use net offering proceeds to pay down debt or make distributions if our cash flows from operations are insufficient. We may use an unlimited amount from any source to pay our distributions. Our investment objectives, strategy and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on self storage facilities, if our board believes such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than self storage facilities if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

Primary Investment Objectives

Our primary investment objectives are to:

•	invest in income-producing and growth self storage properties in a manner that allows us to qualify as a REIT for federal income tax purposes;
•	preserve and protect our stockholders’ invested capital;
•	provide regular cash distributions to our investors; and
•	achieve appreciation in the value of our properties and, hence, appreciation in stockholder value;

We cannot assure our stockholders that we will attain these primary investment objectives.

Liquidity Events

Subject to then-existing market conditions and the sole discretion of our board of directors, we intend to seek one or more of the following liquidity events within three to five years after completion of our offering:

•	merge, reorganize or otherwise transfer our company or its assets to another entity with listed securities;
•	commence the sale of all of our properties and liquidate our company;
•	list our shares on a national securities exchange; or
•	otherwise create a liquidity event for our stockholders.

However, we cannot assure our stockholders that we will achieve one or more of the above-described liquidity events within the time frame contemplated or at all. This time frame represents our best faith estimate of the time necessary to build a portfolio sufficient enough to effectuate one of the liquidity events listed above. Our charter does not require us to pursue a liquidity transaction at any time. Our board of directors has the sole discretion to continue operations beyond five years after completion of the offering if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what was paid for shares in our Public Offering. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in our best interest and the best interests of our stockholders, we expect that the board will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated distributions payable to our Advisor.

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

In executing our income-producing strategy, we seek to purchase self storage facilities located in primary and secondary markets with stabilized occupancy rates greater than 75%, but we will have the opportunity for higher occupancy due to the property management capabilities of our Property Manager. In executing our growth investment strategy, we will seek to invest in assets that we believe may be developed, repositioned, or redeveloped so that they will reach an optimum value within three to five years from the termination of the Public Offering.  We may acquire properties with lower quality construction or management or low occupancy rates and reposition them by seeking to improve the property, management quality, and occupancy rates and thereby increase lease revenues and overall property value.  We may also acquire properties in markets that are depressed or overbuilt with the anticipation that, within our targeted holding period, the markets will recover and favorably impact the value of these properties.  We may also acquire properties from sellers who are distressed or face time-sensitive deadlines with the expectation that we can achieve better success with the properties.  Many of the markets where we will acquire may have high growth potential in lease rates and sale prices.  We may also invest in self storage facilities in other countries, as well as mortgage loans and other real estate-related investments.

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

General Acquisition and Investment Policies

While we focus our investment strategy on self storage facilities and related self storage real estate investments, we may invest in other storage-related investments such as storage facilities for automobiles, recreation vehicles and boats. We may additionally invest in other types of commercial real estate properties if our board of directors deems appropriate; however, we have no current intention of investing more than 20% of the net proceeds of our Public Offering in such other commercial real estate properties. We seek to make investments that satisfy the primary investment objectives of providing regular cash distributions to our stockholders and achieving appreciation in the value of our properties and, hence, appreciation in stockholder value.

Our advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition is approved by our board of directors. The consideration paid for a property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors. In selecting a potential property for acquisition, we and our advisor will consider a number of factors, including, but not limited to, the following:

•	projected demand for self storage facilities in the area;
•	a property’s geographic location and type;
•	a property’s physical location in relation to population density, traffic counts and access;
•	construction quality and condition;
•	potential for capital appreciation;
•	proposed purchase price, terms, and conditions;
•	historical financial performance;
•	rental rates and occupancy levels for the property and competing properties in the area;
•	potential for rent increases;
•	demographics of the area;
•	operating expenses being incurred and expected to be incurred, including, but not limited to property taxes and insurance costs;
•	potential capital improvements and reserves required to maintain the property;
•	prospects for liquidity through sale, financing, or refinancing of the property;
•	potential competitors for expanding the physical layout of the property;
•	the potential for the construction of new properties in the area;
•	treatment under applicable federal, state, and local tax and other laws and regulations;
•	evaluation of title and obtaining satisfactory title insurance; and
•	evaluation of any reasonably ascertainable risks such as environmental contamination.

There is no limitation on the number, size, or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds raised in our Public Offering. In determining whether to purchase a particular property, we may obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is ultimately purchased.

Our Borrowing Strategy and Policies

Although we intend to use low leverage (less than 50% based on loan to purchase price) to make our investments during our Public Offering, at certain times during our Public Offering, our debt leverage levels may be temporarily higher as we acquire properties in advance of funds being raised in our Public Offering. Our board of directors will regularly monitor our investment pipeline in relation to our projected fundraising efforts and otherwise evaluate market conditions related to our debt leverage ratios throughout our Public Offering. As of December 31, 2019, our leverage ratio was approximately 38%.

We may incur additional indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly- or privately-placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or a separate loan for certain acquisitions. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares or to provide working capital.

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

Joint Venture Investments

We may enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type or to co-invest with one of our property management partners. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. For example, from time to time we enter into joint venture arrangements with subsidiaries of SmartCentres Real Estate Investment Trust, an unaffiliated third party (“SmartCentres”). For more information, please see Note 4—Investments in Unconsolidated Real Estate Ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this report.

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

Americans with Disabilities Act

Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Complying with the ADA requirements could require us to remove access barriers. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we intend to develop and acquire properties that substantially comply with these requirements, we may incur additional costs to comply with the ADA. In addition, a number of additional federal, state and local laws may require us to modify any properties we purchase, or may restrict further renovations thereof, with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to continue to pay distributions at the current rate to our stockholders could be adversely affected.

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

Disposition Policies

As of December 31, 2019, we had not disposed of any of our self storage facilities. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.

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

Investment Allocation Policy

In the event that an investment opportunity becomes available, our Sponsor will allocate such investment opportunity to us, private programs and/or SmartStop, based on the following factors:

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

If, after consideration and analysis of these factors, the investment opportunity is suitable for us, private programs and/or SmartStop, then:

•

we will have priority for all individual stabilized properties and portfolios of properties, at least a majority of which (based on allocated purchase price) are stabilized, with aggregate purchase prices less than $75 million;

•

Strategic Storage Growth Trust II, Inc., a private REIT sponsored by our sponsor (“SSGT II”), will have priority for all individual growth properties and portfolios of properties, at least a majority of which (based on allocated purchase price) are growth-oriented, with aggregate purchase prices less than $75 million;

•	SmartStop will have priority for individual properties and portfolios of properties that are passed upon by, or are not applicable to, either of us or SSGT II; and
•	all other programs will have priority for individual properties and portfolios of properties that are passed upon by SmartStop.

Changes in Investment Policies and Limitations

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. Each determination and the basis therefore is required to be set forth in the applicable meeting minutes. The methods of implementing our investment policies may also vary as new investment techniques are developed. The methods of implementing our investment objectives and policies, except as otherwise provided in our charter, may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our stockholders. The determination by our board of directors that it is no longer in our best interests to continue to be qualified as a REIT shall require the concurrence of two-thirds of the board of directors. Investment policies and limitations specifically set forth in our charter, however, may only be amended by a vote of the stockholders holding a majority of our outstanding shares.

Investments in Mortgage Loans

As of December 31, 2019, we had not invested in any mortgages. While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of self storage facilities. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.

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

We were incorporated in June 2016 and commenced active business operations on March 17, 2017. As of December 31, 2019, we owned 22 self storage facilities located in nine states (Arizona, California, Florida, Nevada, New Jersey, North Carolina, Texas, Virginia and Washington).

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

The past performance of our Sponsor and its affiliates, or their real estate investment programs should not be relied upon as an indicator of our future performance. We cannot guarantee that we will be able to find suitable investments with the proceeds of our initial public offering. Our failure to timely invest the proceeds of our Public Offering, or to invest in quality assets, could diminish returns to investors and our ability to pay distributions to our stockholders.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2020.

We incurred a net loss attributable to common stockholders of approximately $9.6 million for the fiscal year ended December 31, 2019. Our accumulated deficit was approximately $15.5 million as of December 31, 2019. Given that we are still early in our fundraising and acquisition stage, our operations may not be profitable in 2020.

We have paid, and may continue to pay, distributions from sources other than cash flow from operations, which may include borrowings or the net proceeds of our Public Offering (which may constitute a return of capital); therefore, we will have fewer funds available for the acquisition of properties, and our stockholders’ overall return may be reduced. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to our stockholders.

In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Public Offering (which may constitute a return of capital). We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies. Therefore, it is likely that some or all of the distributions that we make will represent a return of capital to our stockholders. From the commencement of paying cash distributions in February 2017, substantially all distributions have been paid from the net proceeds of our Private Offering Transaction and Public Offering. We may use an unlimited amount from any source to pay our distributions, and it is likely that we will continue to use Offering proceeds to fund a majority of our early distributions. Payment of distributions in excess of earnings may have a dilutive effect on the value of our shares. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders’ overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock may be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

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

Even though our share redemption program may provide our stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year, our stockholders should be fully aware that our share redemption program contains significant restrictions and limitations. Further, our board of directors may limit, suspend, terminate or amend any provision of the share redemption program upon 30 days’ notice. Redemptions of shares, when requested, are generally made quarterly to the extent we have sufficient funds available to us to fund such redemptions. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our distribution reinvestment plan. We are not obligated to redeem shares under our share redemption program. Therefore, in making a decision to purchase our shares, our stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share redemption program at any time or at all.

The purchase price for shares purchased under our share redemption program will be equal to the estimated value per share, as determined by our board of directors. Accordingly, our stockholders may receive less by selling their shares back to us than they would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

The actual value of shares that we redeem under our share redemption program may be substantially less than what we pay.

Under our share redemption program, the price for the repurchase of shares will be equal to the then-current estimated net asset value per share for such class of shares. Because we may only calculate the value per share for our shares annually, the net asset value per share may not accurately represent the actual value of our common stock, and the actual value per share of our common stock at any particular time may be higher or lower than the actual net asset value per share at such time. Accordingly, if, at the time of redemption, the actual value of the shares that we repurchase is less than the price that we pay, the redemption may be dilutive to our remaining stockholders. Alternatively, if, at the time of redemption, the actual value of the shares that we repurchase is higher than the redemption price, the redeeming stockholder will not benefit from any increase in the value of the underlying assets.

We may only calculate the value per share for our shares annually and, therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

On June 20, 2019, our board of directors approved an estimated value per share for our Class A shares, Class T shares, and Class W shares of $22.65 as of March 31, 2019. Our board of directors approved this estimated value per share pursuant to rules promulgated by FINRA, which, in our case, required us to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date we received the gross offering proceeds in the private offering transaction. When determining the estimated value per share from and after 150 days following the second anniversary of the date we received the gross offering proceeds in the private offering transaction and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

We intend to use this estimated per share value of our shares until the next net asset valuation approved by our board of directors, which we are required to approve at least annually. We may not calculate the net asset value per share for our shares more than annually. Therefore, our stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

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

For the purposes of calculating the estimated value per share, an independent third party appraiser valued our properties as of March 31, 2019. The valuation methodologies used to value our properties involved certain subjective judgments. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent appraiser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. Because our share prices are primarily based on the estimated net asset value per share, our stockholders may pay more than realizable value when such shares are purchased or receive less than realizable value when such shares are sold.

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

There are many factors that can affect the availability and timing of cash distributions to stockholders. During the term of our Public Offering, distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as offering proceeds become available, our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.

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

Until proceeds from our Offering are invested and generating operating cash flow sufficient to cover all distributions to our stockholders, we may make some or all of our distributions, if any, from the proceeds of our Offering, cash advanced to us by our Advisor, and/or cash resulting from borrowings (including borrowings secured by our assets) in anticipation of future cash flow. There is no limit on the amount we can fund distributions from sources other than from cash flows from operations. Payment of distributions in excess of earnings may have a dilutive effect on the value of our stockholders’ shares. In addition, to the extent our investments are in development or redevelopment projects, or in properties that have significant capital requirements, our ability to continue to pay distributions at the current rate may be negatively impacted, especially during our early period of operation. Once our development projects are completed and begin to generate income, we intend to use such increased income to continue to pay distributions at the current rate to our stockholders. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our operations. To the extent distributions are paid from the proceeds of our Offering, cash advanced to us by our Advisor, and/or cash resulting from borrowings (including borrowings secured by our assets) in anticipation of future cash flow, we will have less capital available to invest in properties and other real estate-related assets, which may negatively impact our ability to make investments and substantially reduce current returns and capital appreciation, as well as, cause a reduction in a stockholder’s basis in our stock.

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

If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or continue to pay distributions at the current rate.

Our ability to achieve our investment objectives and continue to pay distributions at the current rate is dependent upon the performance of our Advisor in selecting our investments and obtaining suitable financing. Our stockholders will essentially have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments prior to the time we make them. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our Public Offering in an interest-bearing account or invest the proceeds in an interest-bearing account or invest proceeds in short-term, investment-grade investments. In such an event, our ability to continue to pay distributions at the current rate to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to continue to pay distributions at the current rate and the value of our stockholders’ investment.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including SmartStop and other private programs sponsored by our Sponsor. Delays we encounter in the selection, acquisition and development of income-producing and growth properties are likely to adversely affect our ability to continue to pay distributions at the current rate and may also adversely affect the value of our stockholders’ investment. In such event, we may pay all or a substantial portion of any distributions from the proceeds of our Primary Offering or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies. We have established no maximum of distributions to be paid from such funds. Distributions from the proceeds of the Public Offering, future offerings or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available storage units. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If our Sponsor, Advisor or Property Manager loses or is unable to retain its executive officers, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to continue to pay distributions at the current rate and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of our executive officers and the executive officers of our Sponsor, Advisor and Property Manager, each of whom would be difficult to replace. Neither SmartStop, our Sponsor, our Advisor, our Property Manager nor us, as applicable, has an employment agreement with any of its officers or key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Sponsor, Advisor or our Property Manager. If any of these executive officers were to cease their affiliation with our Sponsor, our Advisor or our Property Manager, our operating results could suffer. Further, we only intend to maintain key person life insurance on our Chief Executive Officer. If our Sponsor, our Advisor or our Property Manager loses or is unable to retain its executive officers or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to continue to pay distributions at the current rate and the value of our stockholders’ investment.

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

We rely on our Advisor to manage our business and assets. Our Advisor makes all decisions with respect to our day-to-day operations. In addition, we rely on our Property Manager to effectively manage our properties. Thus, the success of our business depends in large part on the ability of our Advisor, and Property Manager to manage our operations. Any adversity experienced by any of these parties could adversely impact our operations and, consequently, our cash flow and ability to continue to pay distributions at the current rate to our stockholders.

We do not own or control the intellectual property rights to the “SmartStop® Self Storage” brand and other trademarks and intellectual property that we expect to use in connection with our self storage facilities; therefore, we could potentially lose revenues and incur significant costs if we cease to operate under this brand.

SmartStop currently owns and controls the intellectual property rights to the “SmartStop® Self Storage” brand, the website www.smartstopselfstorage.com, the trade name “Strategic Storage” and other intellectual property that we currently use in connection with our business and our self storage properties. We are authorized to use this brand and other intellectual property pursuant to a sub-license agreement with SmartStop. In the event that we ever cease to operate under the trade name and the “SmartStop® Self Storage” brand, which has garnered substantial value due to its goodwill and reputation associated therewith, we may lose market share and customers, which could result in lost revenues. In addition, we could incur significant costs to change the signage and otherwise change our name and brand.

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

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we have elected to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

We may loan a portion of the proceeds of the Public Offering to fund the development or purchase of income producing and growth self storage facilities, and we may invest in mortgage or other loans, but if these loans are not fully repaid, the resulting losses could reduce the expected cash available for distributions to our stockholders and the value of our stockholders’ investment.

We will use the net offering proceeds of the Public Offering to purchase primarily a mix of income-producing and growth self storage facilities, to repay debt financing that we may incur when acquiring properties, and to pay real estate commissions and acquisition expenses relating to the selection and acquisition of properties, including amounts paid to our Advisor and its affiliates.  In addition, we may loan a portion of the net offering proceeds from our Public Offering to entities developing or acquiring self storage facilities, including affiliates of our Advisor, subject to the limitations in our charter. We may also invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may also invest in participating or convertible mortgages if our board of directors concludes that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. There can be no assurance that these loans will be repaid to us in part or in full in accordance with the terms of the loan or that we will receive interest payments on the outstanding balance of the loan. We anticipate that these loans will be secured by mortgages on the self storage facilities, but in the event of a foreclosure, there can be no assurances that we will recover the outstanding balance of the loan. If there are defaults under these loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay and associated costs could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Increases in interest rates may adversely affect the demand for our shares.

One of the factors that influence the demand for purchase of our shares is the annual rate of distributions that we pay on our shares, as compared with interest rates. An increase in interest rates may lead potential purchasers of our shares to demand higher annual distribution rates, which could adversely affect our ability to sell our shares and raise proceeds in our Public Offering, which could result in a less diversified portfolio of real estate.

Risks Related to Conflicts of Interest

Our Advisor, Property Manager and their officers and certain of our key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor, Property Manager and their officers and certain of our key personnel and their respective affiliates are key personnel, advisors, managers and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours, including SmartStop and other private programs sponsored by our Sponsor and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investments may suffer.

Our officers and one of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.

Our executive officers and one of our directors are also officers of our Advisor, our Property Manager, and other affiliated entities, including our Sponsor, SmartStop and other private programs sponsored by our Sponsor. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates, (6) compensation to our Advisor, and (7) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to continue to pay distributions at the current rate to our stockholders and to maintain or increase the value of our assets.

Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with SmartStop and SSGT II, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including SmartStop, a public non-traded REIT that invests in self storage properties with total assets of approximately $1.3 billion as of September 30, 2019, and SSGT II, a private REIT sponsored by our Sponsor that invests in self storage properties, and other private programs sponsored by our Sponsor. We anticipate that our Sponsor will have the first right to purchase certain self storage properties, and our Sponsor may have access to significantly greater capital than us. Our Advisor and our Property Manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved and our Sponsor’s investment allocation policy may not mitigate these risks. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor or its affiliates. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to stockholders and the value of our stockholders’ investments. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described in this prospectus, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of our stockholders’ investments.

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

Our Operating Partnership Agreement requires us to pay a performance-based termination distribution to an affiliate of our Advisor in the event that we terminate our Advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sale proceeds. To avoid paying this distribution, our board of directors may decide against terminating the Advisory Agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the Advisory Agreement would be in our best interest. In addition, the requirement to pay the distribution to an affiliate of our Advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the distribution to the terminated advisor.

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

We do not intend to register as an investment company under the Investment Company Act of 1940 (the “1940 Act”). We intend that our investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the Public Offering ends. If we are unable to invest a significant portion of the proceeds of our Public Offering in properties within one year of the termination of the Public Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.

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

Our board of directors may change any of our investment objectives, including our focus on a mix of income-producing and growth self storage facilities, without obtaining prior stockholder consent. If our stockholders do not agree with a decision of our board to change any of our investment objectives, our stockholders only have limited control over such changes. Additionally, we cannot assure our stockholders that we would be successful in attaining any of these investment objectives, which may adversely impact our financial performance and ability to continue to pay distributions at the current rate to our stockholders.

Our stockholders’ interests in us will be diluted as we issue additional shares.

Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently

900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in the Public Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities, (4) issue restricted shares of our common stock to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Advisory Agreement, or (6) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders and investors purchasing shares in the Public Offering will experience dilution of their equity investment in us. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.

Payment of fees to our Advisor and its affiliates will reduce cash available for investment and distribution. There are a number of such fees that may have to be paid and certain fees may be added or the amounts increased without stockholder approval.

Our Advisor and its affiliates perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, and the management of our properties. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders. As additional compensation for selling Class T Shares in our Public Offering and for ongoing stockholder services, we pay our Dealer Manager a stockholder servicing fee. We will also pay a dealer manager servicing fee in connection with sales of our Class W shares. The amount available for distributions on all Class T Shares and Class W shares is reduced by the amount of such fees payable to our Dealer Manager with respect to the Class T Shares and Class W shares issued in the Primary Offering. Payment of these fees to our Advisor and its affiliates will reduce cash available for investment and distribution. Furthermore, subject to limitations in our charter, the fees, compensation, income, expense reimbursements, incentive distributions and other payments payable to our Advisor and its affiliates may increase during the Public Offering or in the future without stockholder approval if such increase is approved by a majority of our independent directors.

We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties, pay other expenses or expand our business may be impaired or delayed.

The gross proceeds of the Public Offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, in order to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. To the extent we obtain any additional sources of debt or equity for future funding, such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

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

We face intense competition in every market in which we purchase or develop self storage facilities. We compete with numerous national, regional, and local developers, owners and operators in the self storage industry, including SmartStop, other private programs sponsored by our sponsor, and other REITs, some of which own or may in the future own facilities similar to, or in the same markets as, the self storage properties we develop or acquire, and some of which will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds to acquire facilities. In addition, due to the relatively low cost of each individual self storage facility, other developers, owners and operators have the capability to build facilities that may compete with our facilities. In addition, competition for suitable investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self storage units in certain areas where our facilities are located, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our self storage revenues.

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

We may acquire properties that require repositioning or redeveloping such properties with the goal of increasing cash flow, value or both. Construction delays to new or existing self storage properties due to weather, unforeseen site conditions, personnel problems (including as a result of the COVID-19 outbreak), and other factors could delay our anticipated customer occupancy plan which could adversely affect our profitability and cash flow. Furthermore, our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. We may also encounter unforeseen cost increases associated with building materials or construction services resulting from trade tensions, disruptions, tariffs, duties or restrictions or an epidemic, pandemic or other health crisis, such as the COVID-19 outbreak. Additionally, we may acquire a new property that has a relatively low physical occupancy, and the cash flow from existing operations may be insufficient to pay the operating expenses associated with that property until the property is adequately leased. If one or more of these properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

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

We face risks related to an epidemic, pandemic or other health crisis, such as the recent outbreak of the novel coronavirus (“COVID-19”), which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

We face risks related to an epidemic, pandemic or other health crisis.  In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to many other countries and infections have been reported globally, including in the United States and in some of the markets in which we operate.  Our rental revenue and operating results depend significantly on the demand for self storage space. While we have not seen a significant impact on the demand for self storage space resulting from the COVID-19 outbreak as of the date of this report, if the outbreak causes weakness in national, regional and local economies that negatively impact the demand for self storage space and/or increase bad debts, our business, financial condition, liquidity, results of operations and prospects could be adversely impacted. Additionally, we typically conduct aspects of our leasing activity at our facilities, as well as the offering of various ancillary products, including moving and packing supplies, such as locks and boxes, and other services, such as tenant insurance or similar programs.  Accordingly, reductions in the ability and willingness of customers to visit our facilities due to the COVID-19 outbreak could reduce rental revenue and ancillary operating revenue produced by our facilities.  Concerns relating to such an outbreak could also prevent our on-site personnel from reporting for work at our facilities, which could adversely affect our ability to adequately manage our facilities.  Further, in order to prevent the spread of COVID-19 there may be a temporary city, county, state, or national government imposed shut down of all non-essential business activities which could include our facilities. The ultimate extent of the impact of the COVID-19 outbreak on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the breadth or severity of the COVID-19 outbreak and the actions to contain or treat its impact, among others.

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

A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.

In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. As of December 31, 2019, approximately 21% and 30% of our annualized rental income was concentrated in Florida and Texas, respectively.

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

We are subject to additional risks due to the location of any of the properties that we either own or operate in Canada.

In addition to currency exchange rates, the value of any joint venture interest or properties we acquire in Canada may be affected by factors peculiar to the laws and business practices of Canada. Canadian laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Ownership and operation of foreign assets pose several risks, including, but not limited to the following:

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

•	the potential for expropriation;
•	possible currency transfer restriction;
•	imposition of adverse or confiscatory taxes;
•	changes in real estate and other tax rates or laws and changes in other operating expenses in Canada;
•	possible challenges to the anticipated tax treatment of our revenue and our properties;
•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;
•	the potential difficulty of enforcing obligations in other countries;
•	changes in the availability, cost, and terms of loan funds resulting from varying Canadian economic policies; and
•	our limited experience and expertise in foreign countries relative to our experience and expertise in the United States.

Risks Associated with Debt Financing

We have broad authority to incur debt, and high debt levels could hinder our ability to continue to pay distributions at the current rate and could decrease the value of our stockholders’ investments.

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

We have incurred and intend to continue to incur mortgage indebtedness and other borrowings, which may increase our business risks.

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

If we breach covenants under our Revolving KeyBank Credit Facility or our CMBS Loan, we could be held in default under such loans, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.

On June 27, 2019, we entered into an amended and restated credit agreement (the “Revolving KeyBank Credit Facility”) with KeyBank with a maximum credit facility size of approximately $300 million, and on January 31, 2020, we entered into a $40.5 million CMBS financing with KeyBank (the “CMBS Loan”). As of January 31, 2020, the Revolving KeyBank Credit Facility is secured by cross-collateralized first mortgage liens or first lien deeds of trust on 11 of our properties, and the CMBS Loan is secured by first mortgages liens or first lien deeds of trust on seven of our properties. Each loan imposes a number of affirmative, negative and, in some cases, financial covenant requirements on us. If we should breach certain of those covenant requirements or otherwise default on either of these loans, KeyBank could accelerate our repayment dates. If we do not have sufficient cash to repay these loans at the time of a default, KeyBank could foreclose on the properties securing such loans. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us.

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

Our debt may have balloon payments of up to 100% of the principal amount of such loans due on the respective maturity dates. Thus, such debt will have a substantial payment due at the scheduled maturity date, unless previously prepaid or refinanced.  Loans with a substantial remaining principal balance on their stated maturity involve greater degrees of risk of non-payment at stated maturity than fully amortizing loans. As a result, our ability to repay such loans on their respective maturity dates will largely depend upon our ability either to prepay such loans, refinance such loans or to sell, to the extent permitted, all or a portion of the properties encumbered by such loans, if any. Our ability to accomplish any of these goals will be affected by a number of factors at the time of attempted prepayment, refinancing or sale, including, but not limited to: (i) the availability of, and competition for, credit for commercial real estate; (ii) prevailing interest rates; (iii) the net operating income generated by our properties; (iv) the fair market value of our properties; (v) our equity in our properties; (vi) our financial condition; (vii) the operating history and occupancy level of our properties; (viii) the tax laws; and (ix) the prevailing general and regional economic conditions.

Lenders have required and will likely continue to require us to enter into restrictive covenants relating to our operations, which could limit our ability to continue to pay distributions at the current rate to our stockholders.

When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into have contained and may contain in the future covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor or Property Manager. These or other limitations may adversely affect our flexibility and limit our ability to continue to pay distributions at the current rate to our stockholders. If the limits set forth in these covenants prevent us from satisfying our distribution requirements, we could fail to qualify for federal income tax purposes as a REIT. If the limits set forth in these covenants do not jeopardize our qualification for taxation as a REIT, but prevent us from distributing 100% of our REIT taxable income, we will be subject to U.S. federal income tax, and potentially a nondeductible excise tax, on the retained amounts.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to continue to pay distributions at the current rate to our stockholders.

We currently have outstanding debt payments which are indexed to variable interest rates. We may also incur additional debt or issue preferred equity in the future which rely on variable interest rates. Increases in these variable interest rates in the future would increase our interest costs, which would likely reduce our cash flows and our ability to continue to pay distributions at the current rate to our stockholders. In addition, if we need to make payments on instruments which contain variable interest during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

Discontinuation, reform, or replacement of LIBOR may adversely affect the amount of interest that we pay on our variable rate debt.

Borrowings under our Revolving KeyBank Credit Facility are at variable rates of interest, primarily based on the London Interbank Offered Rate for deposits of U.S dollars (“LIBOR”). The Revolving KeyBank Credit Facility has approximately $107 million outstanding as of December 31, 2019 and a maximum credit facility size of $300 million. The Revolving KeyBank Credit Facility is a revolving loan with an initial term of three years, maturing on June 27, 2022, with two one-year extension options. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve Board and other central banks, the supply of and demand for credit in the London interbank market, and general economic conditions. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist after 2021, the Administrative Agent and the Borrowers under our Revolving KeyBank Credit Facility will cooperate in establishing an alternate rate of interest, which we would expect to be comparable to LIBOR on a historical basis prior to such determination. However, during the time that an alternate rate of interest is determined, we will be limited in our ability to draw upon Eurodollar Loans and would be required to draw upon ABR Loans. See Note 5 to our financial statements under the heading “Secured Debt—Revolving KeyBank Credit Facility.” In addition, the  U.S. Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of the foregoing, including any related reforms or the establishment of alternative reference rates in the U.S. or elsewhere. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

Disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Domestic and international financial markets have experienced significant disruptions in the past which were brought about in large part by failures in the U.S. banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Future credit market disruptions, including those associated with the worldwide COVID-19 outbreak, may have similar effects or otherwise make obtaining additional and replacement external sources of liquidity more difficult and more costly, if available at all. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets resurface, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be forced to use a greater proportion of our Public Offering proceeds to finance our acquisitions, reduce the number of properties we can purchase, and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we do purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to continue to pay distributions at the current rate at our current level as we will incur additional tax liabilities.

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

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to continue to pay distributions at the current rate. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

To qualify as a REIT, and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities (including the Public Offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, generally determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income, and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on the acquisition, maintenance or development of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including the Public Offering) or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. We may be required to continue to pay distributions at the current rate to stockholders at times it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution, and we may be forced to liquidate assets on terms and at times unfavorable to us.  These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of investor’s capital for federal income tax purposes.

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to continue to pay distributions at the current rate to stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

As of December 31, 2019, we owned 22 self storage facilities located in nine states comprising approximately 15,870 units and approximately 1,838,500 rentable square feet. See Note 5 of the Notes to the Consolidated Financial Statements contained in this report for more information about our indebtedness secured by our properties.

As of December 31, 2019, we owned the following 22 self storage facilities:

Property	Acquisition Date	Purchase Price	Year Built	Approx. Units(1)	Approx. Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)
Jensen Beach – FL	4/11/17	$4,950,000	1979	600	67,000	3.6%	94%
Texas City – TX	11/17/17	7,960,000	2010	480	60,000	3.3%	84%
Riverside – CA	3/27/18	6,850,000	1984	470	57,500	3.1%	89%
Las Vegas I – NV	4/5/18	9,150,000	1996	580	55,000	3.0%	88%
Puyallup – WA	5/22/18	13,600,000	1990	830	98,000	5.3%	91%
Las Vegas II – NV	7/18/18	12,800,000	2006	640	76,500	4.2%	92%
Naples – FL	8/1/18	27,250,000	2001	700	77,900	4.2%	91%
Woodlands I – TX	10/10/18	9,900,000	2002	560	61,900	3.4%	88%
Katy – TX	10/10/18	9,200,000	2003	570	59,200	3.2%	82%
Humble – TX	10/10/18	7,400,000	2004	670	116,100	6.3%	94%
Woodlands II – TX	10/10/18	10,000,000	2007	610	83,700	4.6%	86%
College Station – TX	10/10/18	7,300,000	2004	600	71,900	3.9%	92%
Cypress – TX	10/10/18	7,700,000	2002	580	90,100	4.9%	86%
Queenston – TX	11/6/18	7,000,000	2007	540	63,000	3.4%	91%
Plant City – FL	1/8/19	14,500,000	2004	960	190,000	10.3%	87%
Newark – NJ	3/26/19	30,000,000	1935	1,900	158,000	8.6%	75%
Redmond – WA	7/23/19	11,500,000	1997	350	48,000	2.6%	89%
Ocoee – FL	11/5/19	13,450,000	2019	770	78,200	4.3%	40%	(4)
Ardrey Kell – NC	11/5/19	18,400,000	2018	1,100	97,800	5.3%	62%	(5)
University City – NC	11/5/19	11,900,000	2017	810	78,700	4.3%	72%	(6)
Charlottesville – VA	11/5/19	20,700,000	2017	830	71,000	3.9%	71%	(7)
Surprise – AZ	12/12/19	7,825,000	2019	720	79,000	4.3%	3%	(8)
Totals		$269,335,000		15,870	1,838,500	100%	88%	(3)

(1)     Includes all rentable units, consisting of storage units, and parking units (approximately 500 units).

(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 187,000 square feet).
(3)

Represents the occupied square feet divided by total rentable square feet as of December 31, 2019.  The Ocoee, Ardrey Kell, University City, Charlottesville, and Surprise properties are lease-up or certificate of occupancy properties and were excluded from the total physical occupancy statistics above.

(4)	We acquired the Ocoee property, a lease-up property, with initial occupancy of approximately 37%, in November 2019.
(5)	We acquired the Ardrey Kell property, a lease-up property, with initial occupancy of approximately 65%, in November 2019.
(6)	We acquired the University City property, a lease-up property, with initial occupancy of approximately 74%, in November 2019.
(7)	We acquired the Charlottesville property, a lease-up property, with initial occupancy of approximately 72%, in November 2019.
(8)	We acquired the Surprise property, at certificate of occupancy, with initial occupancy of 0%, in December 2019.

The weighted average capitalization rate for the 17 stabilized self storage facilities we owned as of December 31, 2019 was approximately 5.4%. We also had five properties (Ocoee, Ardrey Kell, University City, Charlottesville, and Surprise) that were lease-up or certificate of occupancy properties at acquisition. The weighted average capitalization rate is calculated as the estimated first year annual net operating income at the respective property divided by the property purchase price, exclusive of offering costs, closing costs and acquisition expenses paid to our advisor and third parties. Estimated first year net operating income on our real estate investments is total estimated revenues generally derived from the terms of in-place leases, less property operating expenses generally based on the operating history of the property. In instances where management determines that historical amounts will not be representative of first year revenues or property operating expenses, management uses its best faith estimate of such amounts based on anticipated property operations. Estimated first year net operating income excludes interest expense, asset management fees, depreciation and amortization and our company-level general and administrative expenses. Historical operating income for these properties is not necessarily indicative of future operating results.

As of December 31, 2019, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income(4)
Arizona	1	720	79,000	4.3%	N/A	(5)	0.0%
California	1	470	57,500	3.1%	92%		3.4%
Florida	4	3,030	413,100	22.5%	89%	(6)	20.8%
Nevada	2	1,220	131,500	7.1%	91%		8.9%
New Jersey	1	1,900	158,000	8.6%	75%		13.5%
North Carolina	2	1,910	176,500	9.6%	N/A	(7)	8.3%
Texas	8	4,610	605,900	33.0%	90%		30.6%
Virginia	1	830	71,000	3.9%	N/A	(8)	5.2%
Washington	2	1,180	146,000	7.9%	91%		9.3%
Total	22	15,870	1,838,500	100%	88%	(3)	100%

(1)	Includes all rentable units, consisting of storage units, and parking units (approximately 500 units).
(2)	Includes all rentable square feet consisting of storage units, and parking units (approximately 187,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of December 31, 2019.  The Ocoee, Ardrey Kell, University City, Charlottesville, and Surprise properties are lease-up or certificate of occupancy properties and were excluded from the total physical occupancy statistics above.

(4)	Represents rental income for all facilities we owned in a state divided by our total rental income for the month of December 2019.
(5)	We acquired the Surprise property, at certificate of occupancy, with initial occupancy of 0%, in December 2019. The occupancy was approximately 3% as of December 31, 2019.
(6)

The Ocoee property was excluded from total physical occupancy statistics above. We acquired the Ocoee property, a lease-up property, with initial occupancy of 37%, in November 2019. The occupancy was approximately 40% as of December 31, 2019.

(7)

We acquired the Ardrey Kell and University City properties, both lease-up properties, with initial occupancies of approximately 65% and 74%, respectively, in November 2019. The occupancies were approximately 62% and 72%, respectively, as of December 31, 2019.

(8)	We acquired the Charlottesville property, a lease-up property, with initial occupancy of approximately 72%, in November 2019. The occupancy was approximately 71% as of December 31, 2019.

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

The following table summarizes our investments in unconsolidated real estate ventures as of December 31, 2019:

	Location	Date Real Estate Venture Acquired Land	Equity Ownership %	Approx. Units	Approx. Sq. Ft. (net)	Estimated Completion
Oshawa Property	Oshawa, Ontario	September 2018	50%	900	119,000	First half of 2021
East York Property	East York, Ontario	January 2019	50%	990	100,300	First half of 2020
Brampton Property	Brampton, Ontario	September 2019	50%	1,030	133,000	Second half of 2020
Vaughan Property	Vaughan, Ontario	August 2019	50%	880	118,700	Second half of 2020
				3,800	471,000

Subsequent Acquisitions

Acquisition of Escondido Property

On January 17, 2020, we purchased a newly developed self storage facility located in Escondido, California (the “Escondido Property”) at certificate of occupancy. We acquired the Escondido Property from an unaffiliated third party for a purchase price of approximately $18 million, plus closing and acquisition costs, which was funded with a redemption of our preferred equity investment, proceeds from our public offering, and draws on the Revolving KeyBank Credit Facility and Bridge Loan. The Escondido Property contains approximately 1,150 self storage units and 96,500 net rentable square feet.

ITEM 3.	LEGAL PROCEEDINGS
(a)

From time to time, we may become subject to legal proceedings arising in the ordinary course of our business. As of December 31, 2019, we were not a party to any material legal proceedings, nor were we aware of any such legal proceedings contemplated by governmental authorities.

(b)	None.
ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 6, 2020, we had 5,157,209 shares of Class A common stock outstanding, 3,829,437 shares of Class T common stock outstanding and 1,072,084 shares of Class W common stock outstanding, held by a total of approximately 5,500 stockholders of record.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling Class A shares of our common stock to the public at a price of $24.89 per share, Class T shares of our common stock to the public at a price of $24.10 per share, and Class W shares of our common stock to the public at a price of $22.65. We are currently selling Class A shares, Class T shares, and Class W shares at a price of approximately $22.65 pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Public Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

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

Net Asset Value Determination

On June 20, 2019, our board of directors approved an estimated value per share for our Class A shares, Class T shares, and Class W shares of $22.65 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2019. We provided this estimated value per share to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements. This valuation was performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued in April 2013 (the “IPA Valuation Guidelines”).

Our nominating and corporate governance committee (the “Committee”), comprised of our two independent directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the estimated value per share, the consistency of the valuation methodology with real estate standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals.

The Committee approved the engagement of Duff & Phelps, LLC (“Duff & Phelps”), an independent third party real estate valuation and advisory firm, to provide valuation services for our assets and liabilities. In connection therewith, Duff & Phelps provided values for each of our properties owned as of March 31, 2019 and a calculation of a range of the estimated value per share of our Class A shares, Class T shares, and Class W shares as of March 31, 2019. The scope of work conducted by Duff & Phelps was in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute and each of the appraisals was prepared by Duff & Phelps personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) professional designation. Other than its engagement as described herein, Duff & Phelps does not have any direct or indirect material interest in any transaction with us or our Advisor. We do not believe that there are any material conflicts of interest between Duff & Phelps, on the one hand, and us or our Advisor, on the other hand. We have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement.

After considering all information provided, and based on the Committee’s extensive knowledge of our assets and liabilities, the Committee concluded that the range in estimated value per share of $21.40 to $24.02, with an approximate mid-range value per share of $22.65, as indicated in the valuation report provided by Duff & Phelps (the “Valuation Report”) was reasonable and recommended to our board of directors that it adopt $22.65 as the estimated value per share for our Class

A shares, Class T shares, and Class W shares. Our board of directors unanimously agreed upon the estimated value per share of $22.65 recommended by the Committee, which determination is ultimately and solely the responsibility of our board of directors.

The table below sets forth the calculation of our estimated value per share as of March 31, 2019:

March 31, 2019
Assets
Investments
Total stable & non-stable property values	$202,600,000
Additional Assets
Cash	12,167,509
Restricted Cash	27,192
Other Assets	11,325,582
Total Assets	$226,120,283

Liabilities
Mortgage notes payable & credit facilities - stable & non-stable properties	70,273,656
Mark-to-market on mortgage notes	81,404
Accounts payable and Accrued liabilities	2,124,630
Due to Affiliates	362,586
Incentive Distribution	—
Distributions Payable	795,064
Total Liabilities	$73,637,340

Net Asset Value (NAV)	$152,482,943

NAV Allocated to Class A shares	$80,388,224
Number of outstanding Class A shares(1)	3,548,876
NAV Per Share – Class A	$22.65

NAV Allocated to Class T shares	$57,741,646
Number of outstanding Class T shares	2,549,104
NAV Per Share – Class T	$22.65

NAV Allocated to Class W shares	$14,353,073
Number of outstanding Class W shares	633,641
NAV Per Share – Class W	$22.65

(1)	Includes outstanding units in our operating partnership (“OP Units”) and unvested restricted stock issued to our independent directors.

Methodology and Key Assumptions

In determining an estimated value per share, the board of directors considered information and analyses, including the Valuation Report provided by Duff & Phelps. Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what the board of directors deems to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation methodologies and assumptions used by the board of directors to value our assets and liabilities.

Real Estate Properties

We engaged Duff & Phelps to provide an appraisal, as of March 31, 2019, of our 16 self storage properties (the “Appraised Properties”). Duff & Phelps’ opinion of value used in calculating the estimated value per share above is based on the individual asset values of each of the Appraised Properties in the portfolio on the valuation date in accordance with the IPA Guidelines. The appraisal was not intended to estimate or calculate our enterprise value. The appraisals were performed in accordance with the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved, and signed by an individual with the professional designation of MAI.

The scope of work by Duff & Phelps in performing the appraisal of the Appraised Properties included:

•

reviewing and relying upon data provided by us regarding the number of units, size, year built, construction quality, and construction type to understand the characteristics of the existing improvements and underlying land;

•	reviewing and relying upon data provided by us regarding rent rolls, lease rates and terms, real estate taxes, and operating expense data;
•	reviewing and relying upon balance sheet items provided by us, such as cash and other assets as well as debt and other liabilities;
•	reviewing and relying upon mortgage summaries and amortization schedules provided by us;
•	researching the market by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns and their effect on the Appraised Properties;
•

utilizing the income capitalization approach as the primary indicator of value with support from an aggregation and review of sales comparables to test Duff & Phelps’s income appraisal for reasonableness; and

•

delivering a range of values with a midpoint estimate for each of the Appraised Properties, as well as the underlying assumptions used in the analysis, including capitalization rates, discount rates, growth rates, and others as appropriate.

The income capitalization approach is a valuation technique that provides an estimation of the value of an asset based on market expectations about the cash flows that an asset would generate over its remaining useful life. The income capitalization approach begins with an estimation of the annual cash flows a market participant would expect the subject asset to generate over a discrete projection period. The estimated cash flows for each of the years in the discrete projection period are then capitalized at an appropriate rate to derive an estimate of value (the “direct capitalization method”) or converted to their present value equivalent using a market-oriented discount rate appropriate for the risk of achieving the projected cash flows (the “discounted cash flow method”). In the discounted cash flow method, the present value of the estimated cash flows are then added to the present value equivalent of the residual value of the asset which is calculated based upon applying a terminal capitalization rate to the projected net operating income of the property at the end of the discrete projection period to arrive at an estimate of value. Duff & Phelps utilized the direct capitalization method for the Appraised Properties that were deemed stabilized and the discounted cash flow method for the Appraised Properties that were not deemed stabilized.

In utilizing the discounted cash flow method, Duff & Phelps estimated the value of the individual Appraised Properties primarily by using a multiple year discounted cash flow analysis. Duff & Phelps calculated the value of the individual Appraised Properties using our historical financial data and forecasts going forward, terminal capitalization rates and discount rates that fall within ranges Duff & Phelps believes would be used by similar investors to value each of the Appraised Properties. The capitalization rates and discount rates were calculated utilizing methodologies that adjust for market specific information and national trends in self storage. As a test of reasonableness, Duff & Phelps compared the metrics of the valuation of the Appraised Properties to current market activity of self storage properties.

The sales comparison approach is a valuation technique that provides an estimation of value based on what other purchasers and sellers in the market have agreed to as price for comparable improved properties. The valuation process is a comparison and correlation between the subject asset and other similar assets. Considerations such as time and condition of sale and terms of agreements are analyzed for comparable assets and are adjusted to arrive at an estimation of the fair value of the subject asset. Duff & Phelps did not conduct a full analysis using the sales comparison approach, but did aggregate and review sales comparables to test its income approaches for reasonableness.

We acquired the Appraised Properties for an aggregate purchase price of approximately $185.6 million. As of March 31, 2019, the total appraised midpoint value of the individual Appraised Properties as provided by Duff & Phelps using the valuation method described above was approximately $202.6 million. This represents an approximate 9.2% increase in the total value of the Appraised Properties over the aggregate purchase price.

The following summarizes the range of overall capitalization rates used by Duff & Phelps to arrive at the estimated market values of the Appraised Properties valued using the direct capitalization method:

Assumption	Range in Values	Weighted Average Basis
Overall capitalization rate	5.00% to 5.75%	5.35%

The following summarizes the key assumptions that were used by Duff & Phelps to arrive at the estimated market value of the Appraised Properties valued using the discounted cash flow method:

Assumption	Range in Values	Weighted Average Basis
Terminal capitalization rate	5.25% to 6.75%	6.05%
Discount rate	6.50% to 8.25%	7.40%
Annual rent growth rate (market)	0.00% to 15.00%	4.83%
Annual expense growth rate	3.00%	3.00%
Holding period	1 to 2 years	N/A

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of the Appraised Properties. Assuming all other factors remain unchanged, a decrease in the overall capitalization rate used for the properties valued using the direct capitalization method of 50 basis points, together with a decrease in the terminal capitalization rate used for the properties valued using the discounted cash flow method of 50 basis points would increase the value of the Appraised Properties to approximately $222.1 million. Similarly, an increase in the overall capitalization rate used for the properties valued using the direct capitalization method of 50 basis points, together with an increase in the terminal capitalization rate used for the properties valued using the discounted cash flow method of 50 basis points would decrease the value of the Appraised Properties to approximately $186.6 million. Assuming all other factors remain unchanged, a decrease in the discount rate used for the properties valued using the discounted cash flow method of 50 basis points would increase the value of the Appraised Properties to approximately $203.2 million. Similarly, an increase in the discount rate used for the properties valued using the discounted cash flow method of 50 basis points would decrease the value of the Appraised Properties to approximately $201.9 million.

Mortgage Debt

The estimated value of the aggregate mortgage debt was equal to the aggregate amount of all principal balances outstanding as of March 31, 2019. The fair value of the aggregate mortgage debt was determined by Duff & Phelps using a discounted cash flow analysis. The cash flows were based on the remaining loan terms, and on estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, and type of collateral. The value of the debt is calculated by comparing the contractual terms of the mortgage against market terms. Contractual cash flows are projected based on the mortgage terms. A market interest rate is estimated and used to discount the contractual cash flows to the valuation date. The resulting asset (below market) or liability (above market) is the value of the assumed debt as of the valuation date.

As of March 31, 2019, the fair value and aggregate amount of all principal balances outstanding of the mortgage debt were approximately $70.4 million and $70.3 million, respectively. Assuming all factors remain unchanged, a decrease in the market interest rates of 50 basis points would increase the fair value of the mortgage debt by approximately $0.1 million and an increase in the market interest rates of 50 basis points would decrease the fair value of the mortgage debt by approximately $0.1 million.

Other Assets and Liabilities

The carrying values of the majority of the other assets and liabilities were considered to equal their book value. Adjustments to exclude the GAAP basis carrying value of certain assets were made to other assets in accordance with the IPA Guidelines. Our liability related to stockholder servicing fees and dealer manager servicing fees has been valued using a liquidation value as of March 31, 2019. The estimated value per share for the Class T shares does not reflect any obligation to pay future stockholder servicing fees since such fees would cease upon liquidation. The estimated value per share for the Class W shares does not reflect any obligation to pay future dealer manager servicing fees since such fees would cease upon liquidation.

Incentive Distribution

The estimated value of the incentive distribution due to our advisor and its affiliates is based on 15% of the amount by which our net asset value plus distributions paid exceeds a return of stockholders’ capital plus a 6% cumulative, non-compounded, annual return to the stockholders. At the midpoint estimated value per share, Duff & Phelps assumed no payment of an incentive distribution to affiliates.

Limitations of Estimated Value Per Share

FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, the methodology considered by the board of directors is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. The estimated value per share does not represent the fair value of our assets less our liabilities according to GAAP nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade on a national securities exchange.

Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell their shares at this estimated value;
•	a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of the assets and settlement of the liabilities or a sale of our company;
•	our shares of common stock would trade at the estimated value per share on a national securities exchange;
•	an independent third-party appraiser or other third-party valuation firm would agree with the estimated value per share; or
•	the methodology used to estimate our value per share will be in compliance with any future FINRA rules or ERISA reporting requirements.

Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2019. The estimated net asset value per share was based upon 6,731,621 shares of equity interests outstanding as of March 31, 2019, which was comprised of (i) 3,536,987 outstanding shares of Class A common stock, plus (ii) 2,549,104 outstanding shares of Class T common stock, plus (iii) 633,641 outstanding shares of Class W common stock, plus (iv) 8,889 outstanding OP Units, which OP Units are exchangeable on a one-for-one basis into shares of Class A common stock, plus (v) 3,000 shares of unvested restricted Class A common stock issued to our independent directors.

The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets, and in response to the real estate and finance markets. We currently anticipate publishing a new estimated share value on an annual basis.

Distribution Reinvestment Plan

In accordance with our distribution reinvestment plan, as amended (the “Plan”), our board of directors revised the price per share pursuant to the Plan to equal the estimated value per share approved by our board of directors and in effect on the date of purchase of shares under the Plan. In connection with the estimated value per share described herein, our board of directors approved a share price for the purchase of shares under the Plan equal to the estimated value per share of $22.65 for each of the Class A shares, Class T shares, and Class W shares, effective for distribution payments being paid beginning in July 2019.

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

For income tax purposes, cash distributions to common stockholders are characterized as ordinary dividends, capital gain dividends, or as nontaxable distributions. To the extent that we make a cash distribution in excess of our current or accumulated earnings and profits, the distribution will be a non-taxable return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares. We did not declare or pay any distributions to our common stockholders and our OP unit holders during the year ended December 31, 2016. For 2017, 2018, and 2019 all of our cash distributions constituted non-taxable returns of capital.

The following table shows the distributions we have paid in cash and through our distribution reinvestment plan for the years ended December 31, 2018 and 2019:

Quarter	OP Unit Holders	Common Stockholders	Distributions Declared Per Common Share (1)
1st Quarter 2018	$4,004	$710,976	$0.39
2nd Quarter 2018	$3,498	$998,126	$0.39
3[r]d Quarter 2018	$3,503	$1,340,577	$0.39
4th Quarter 2018	$3,464	$1,590,665	$0.39
1[s]t Quarter 2019	$3,425	$1,853,451	$0.39
2[n]d Quarter 2019	$3,500	$2,549,737	$0.39
3rd Quarter 2019	$3,501	$2,935,216	$0.39
4[t]h Quarter 2019	$3,501	$3,173,201	$0.39

(1)	Declared distributions are paid monthly in arrears

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details of our Employee and Director Long-Term Incentive Plan as of December 31, 2019, under which shares of our Class A common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders	—	—	931,267
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	931,267

(1)

The total number of shares of our Class A common stock reserved for issuance under the plan is equal to 10% of our outstanding shares of Class A, Class T and Class W common stock at any time, net of any shares already issued under the plan, but not to exceed 10,000,000 shares in the aggregate. At this time, we have no plans to issue any awards under our Employee and Director Long-Term Incentive Plan, except for the granting of restricted stock to our independent directors. As of December 31, 2019, we had approximately 9,362,666 in outstanding shares of common stock.

Recent Sales of Unregistered Securities

On June 10, 2019, we issued 1,000 shares of restricted stock to each of Dean I. Ader and Alexander S. Vellandi for their services as our independent directors. The issuance of these securities was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act.

Use of Proceeds from Registered Securities

On March 17, 2017, our Public Offering (SEC File No.  333-212639) for a maximum of $1,095,000,000 in shares of common stock, consisting of up to $1 billion in shares of our common stock for sale to the public and up to $95,000,000 in shares for sale pursuant to our distribution reinvestment plan, was declared effective by the SEC. As of December 31, 2019, we had sold approximately 4,396,000 Class A Shares for gross proceeds of approximately $109.5 million, approximately 3,628,000 Class T Shares for gross proceeds of approximately $87.8 million and approximately 978,000 Class W shares for gross proceeds of approximately $22.4 million in our Public Offering. From this amount, we incurred approximately $19.2 million in selling commissions and dealer manager fees (of which approximately $12.2 million was re-allowed to third party broker-dealers), and approximately $4.1 million in organization and offering costs.

With the net offering proceeds, we acquired approximately $285 million in self storage facilities and made other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As noted in Item 1 of this report and above, on June 15, 2016, our Advisor purchased 44 shares of common stock for $1,000 and became our initial stockholder.

Share Redemption Program

Our share redemption program enables our stockholders to have their shares redeemed by us, subject to the significant conditions and limitations described in our prospectus. As of December 31, 2019, approximately $5.8 million of common stock was available for redemption and approximately $750,000 of redemptions payable was included in accrued expenses and other liabilities in the consolidated balance sheet as of December 31, 2019. During the three months ended December 31, 2019, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet to be Purchased Under the Plans or Programs
October 31, 2019	15,226	$22.65	15,226	136,331
November 30, 2019	—	—	—	136,331
December 31, 2019	—	—	—	136,331

ITEM 6.SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Form 10-K:

	As of and for the Year Ended December 31, 2019	As of and for the Year Ended December 31, 2018	As of and for the Year Ended December 31, 2017	As of and For the Period June 1, 2016 (date of inception) through December 31, 2016
Operating Data
Total revenues	$17,248,341	$5,764,028	$475,404	$—
Operating loss	(5,411,557)	(3,517,494)	(1,246,680)	—
Net loss attributable to Strategic Storage Trust IV, Inc. common stockholders	(9,557,231)	(4,708,285)	(1,230,755)	—
Net loss per Class A common share-basic and diluted	(1.26)	(1.39)	(1.74)	—
Net loss per Class T common share-basic and diluted	(1.26)	(1.39)	(1.74)	—
Net loss per Class W common share-basic and diluted	(1.26)	(1.39)	(1.74)	—
Dividends declared per common share	1.56	1.56	1.32	—
Balance Sheet Data
Real estate facilities	$261,382,288	$135,980,078	$12,339,539	$—
Total assets	288,469,695	161,942,760	35,804,087	201,000
Total debt	109,105,977	63,777,861	—	—
Total liabilities	118,657,170	69,129,692	1,105,316	—
Total equity	164,018,629	90,719,079	34,515,351	201,000
Other Data
Net cash provided by (used in) operating activities	$927,028	$(97,732)	$(1,289,006)	$—
Net cash used in investing activities	(142,287,477)	(132,453,332)	(13,337,799)	—
Net cash provided by financing activities	131,330,362	126,417,379	36,354,930	201,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

Strategic Storage Trust IV, Inc., a Maryland corporation (the “Company”), was formed on June 1, 2016 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. Our year-end is December 31. As used in this report, “we,” “us,” “our” and “Company” refer to Strategic Storage Trust IV, Inc. and each of our subsidiaries.

Prior to June 28, 2019, both we and Strategic Storage Trust II, Inc. (“SST II”), were sponsored by SmartStop Asset Management, LLC (“SAM,” or our “Prior Sponsor”). On June 28, 2019, SST II, and its operating partnership, Strategic Storage Operating Partnership II, L.P., entered into a series of transactions, agreements, and amendments to its existing agreements and arrangements (such agreements and amendments are referred to collectively as the “Self Administration Transaction”), with our Prior Sponsor, and its affiliates, pursuant to which, effective as of June 28, 2019, SST II acquired the self storage advisory, asset management, property management, investment management, and certain joint venture interests of SAM, along with certain other assets, including SAM’s sole membership interest in SmartStop Storage Advisors, LLC, which owned all of the membership interests of our advisor and our property manager. Immediately after the Self Administration Transaction, SST II changed its name to SmartStop Self Storage REIT, Inc. (“SmartStop”). As a result of the Self Administration Transaction, SmartStop REIT Advisors, LLC, an indirect subsidiary of SmartStop, became the sponsor (our “Sponsor”) of our Public Offering of shares of our common stock, as described below. Our Sponsor owns 100% of Strategic Storage Advisor IV, LLC (our “Advisor”) and Strategic Storage Property Management IV, LLC (our “Property Manager”).

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction”).

On March 17, 2017, we commenced a public offering of a maximum of $1 billion in common shares for sale to the public (the “Primary Offering”) and $95 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). We may continue to sell shares in the Public Offering until the earlier of 180 days after the third anniversary of the effective date of the Public Offering, September 13, 2020, or the effective date of the registration statement for our follow-on offering (SEC Registration No. 333-236176), which we initially filed with the SEC on January 31, 2020. We also reserve the right to terminate the Public Offering at any time.

On June 20, 2019, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $22.65 for our Class A shares, Class T shares, and Class W shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2019. As a result of the calculation of our estimated value per share, effective on June 21, 2019, the Public Offering price of Class A shares became $24.89 per share, the Public Offering price of Class T shares became $24.10 per share, and the Public Offering price of Class W shares became $22.65 per share. In addition, shares sold pursuant to our distribution reinvestment plan are now sold at $22.65 per share for Class A shares, Class T shares, and Class W shares, effective for distribution payments being paid beginning in July 2019. See our Current Report on Form 8-K filed with the SEC on June 21, 2019 for a description of the methodologies and assumptions used to determine, and the limitations of, the estimated value per share.

As of December 31, 2019, we owned 22 self storage facilities located in nine states comprising approximately 15,870 units and approximately 1,838,500 rentable square feet.

As of December 31, 2019, we owned 50% equity interests in four unconsolidated real estate ventures in the Greater Toronto Area that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. In addition, we had entered into two other contribution agreements with respect to two separate tracts of land in the Greater Toronto Area owned by SmartCentres. For more information, see Note 4 of the Notes to the Consolidated Financial Statements contained in this report.

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

Recent Market Conditions

In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to many other countries and infections have been reported globally, including in the United States and in some of the markets in which we operate.  Our rental revenue and operating results depend significantly on the demand for self storage space. While we have not seen a significant impact on the demand for self storage space resulting from the COVID-19 outbreak as of the date of this report, if the outbreak causes weakness in national, regional and local economies that negatively impact the demand for self storage space and/or increase bad debts, our business, financial condition, liquidity, results of operations and prospects could be adversely impacted. Additionally, we typically conduct aspects of our leasing activity at our facilities, as well as the offering of various ancillary products, including moving and packing supplies, such as locks and boxes, and other services, such as tenant insurance or similar programs.  Accordingly, reductions in the ability and willingness of customers to visit our facilities due to the COVID-19 outbreak could reduce rental revenue and ancillary operating revenue produced by our facilities.  Concerns relating to such an outbreak could also prevent our on-site personnel from reporting for work at our facilities, which could adversely affect our ability to adequately manage our facilities. Further, in order to prevent the spread of COVID-19 there may be a temporary city, county, state, or national government imposed shut down of all non-essential business activities which could include our facilities.  The ultimate extent of the impact of the COVID-19 outbreak on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the breadth or severity of the COVID-19 outbreak and the actions to contain or treat its impact, among others.

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

On March 17, 2017, we commenced our Public Offering and formal operations. On April 11, 2017, we acquired our first self storage property located in Jensen Beach, Florida. As of December 31, 2019, 2018, and 2017, we owned 22, 14, and 2 self storage facilities, respectively.

Our operating results for the year ended December 31, 2019 include full year results for 14 self storage facilities we owned as of December 31, 2018 and partial year results for eight facilities acquired during 2019. Our operating results for the year ended December 31, 2018 include full year results for the two self storage facilities acquired during 2017 and partial year results for 12 facilities acquired during 2018. As such, we believe there is little basis for comparison between the years ended December 31, 2019 and 2018. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

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

Comparison of the Years Ended December 31, 2019 and 2018

Total Revenues

Total revenues for the years ended December 31, 2019 and 2018 were approximately $17.2 million and $5.8 million, respectively. The increase in total revenues is primarily attributable to a full year of operations for 14 properties and partial year of operations for eight properties acquired during the year ended December 31, 2019, compared to a full year operations for two properties and partial year of operations for 12 properties in the year ended December 31, 2018. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the years ended December 31, 2019 and 2018 were approximately $5.9 million and $1.9 million, respectively.  Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full year of operations for 14 properties and partial year of operations for eight properties acquired during the year ended December 31, 2019, compared to a full year operations for two properties and partial year of operations for 12 properties in the year ended December 31, 2018. We expect property operating expenses to increase in the future commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the years ended December 31, 2019 and 2018 were approximately $3.0 million and $1.0 million, respectively.  Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full year of operations for 14 properties and partial year of operations for eight properties acquired during the year ended December 31, 2019, compared to a full year operations for two properties and partial year of operations for 12 properties in the year ended December 31, 2018.  We expect property operating expenses – affiliates to increase in the future commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2019 and 2018 were approximately $2.4 million and $1.7 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2019 and 2018 were approximately $10.3 million and $3.4 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full year of operations for 14 properties and partial year of operations for eight properties acquired during the year ended December 31, 2019, compared to a full year operations for two properties and partial year of operations for 12 properties in the year ended December 31, 2018. We expect depreciation and amortization expense to increase in the future commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the years ended December 31, 2019 and 2018 were approximately $0.7 million and $0.7 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses – affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the years ended December 31, 2019 and 2018 were approximately $0.5 million and $0.7 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy.  We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the years ended December 31, 2019 and 2018 were approximately $2.9 million and $0.9 million, respectively. The increase in interest expense was due to debt obtained in conjunction with certain of the properties acquired during 2019. We expect interest expense to increase in the future commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the years ended December 31, 2019 and 2018 were approximately $1.3 million and $0.4 million, respectively. The increase in interest expense – debt issuance costs was due to debt obtained in conjunction with certain of the properties acquired during 2019. We expect interest expense – debt issuance costs to increase in the future commensurate with our future financing activity.

Comparison of the Years Ended December 31, 2018 and 2017

Total Revenues

Total revenues for the years ended December 31, 2018 and 2017 were approximately $5.8 million and $0.5 million, respectively. The increase in total revenues is primarily attributable to a full year of operations for two properties and partial year of operations for 12 properties acquired during the year ended December 31, 2018, compared to a partial year operations for two properties in the year ended December 31, 2017. We expect total revenues to increase in the future commensurate with our future acquisition activity.

Property Operating Expenses

Property operating expenses for the years ended December, 2018 and 2017 were approximately $1.9 million and $0.2 million, respectively.  Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full year of operations for two properties and a partial year of operations for 12 properties acquired during the year ended December 31, 2018, compared to a partial year of operations for two properties in the year ended December 31, 2017. We expect property operating expenses to increase in the future commensurate with our future acquisition activity.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the years ended December 31, 2018 and 2017 were approximately $1.0 million and $0.1 million, respectively.  Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full year of operations for two properties and a partial year of operations for 12 properties acquired during the year ended December 31, 2018, compared to a partial year of operations for two properties acquired in the year ended December 31, 2017.  We expect property operating expenses – affiliates to increase in the future commensurate with our future acquisition activity.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2018 and 2017 were approximately $1.7 million and $0.7 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’

and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the years ended December 31, 2018 and 2017 were approximately $3.4 million and $0.3 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full year of operations for two properties and a partial year of operations for 12 properties acquired during the year ended December 31, 2018, compared to a partial year of operations for two properties acquired in the year ended December 31, 2017. We expect depreciation and amortization expense to increase in the future commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the years ended December 31, 2018 and 2017 were approximately $0.7 million and $0.2 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses – affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the years ended December 31, 2018 and 2017 were approximately $0.7 million and $0.2 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy.  We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the years ended December 31, 2018 and 2017 were approximately $0.9 million and none, respectively. The increase in interest expense was due to debt obtained in conjunction with certain of the properties acquired during 2018. We expect interest expense to increase in the future commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the years ended December 31, 2018 and 2017 were approximately $0.4 million and none, respectively. The increase in interest expense – debt issuance costs was due to debt obtained in conjunction with certain of the properties acquired during 2018. We expect interest expense – debt issuance costs to increase in the future commensurate with our future financing activity.

Other Income

Other income for the years ended December 31, 2018 and 2017 was approximately $0.1 million and none, respectively. The increase in other income primarily relates to interest income earned on cash balances during the year ended December 31, 2018.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the years ended December 31, 2019 and 2018 are as follows:

	Year ended December 31, 2019	Year ended December 31, 2018	Change
Net cash flow provided by (used in):
Operating activities	$927,028	$(97,732)	$1,024,760
Investing activities	(142,287,477)	(132,453,332)	(9,834,145)
Financing activities	131,330,362	126,417,379	4,912,983

Cash flows provided by (used in) operating activities for the years ended December 31, 2019 and 2018 were approximately $0.9 million and ($0.1 million), respectively, a change of approximately $1.0 million. The change in cash from our operating activities is primarily the result of a decrease in our net loss, adjusted for depreciation and amortization of approximately $2.3 million offset by a net increase in cash used in operating assets and liabilities of approximately $1.3 million.

Cash flows used in investing activities for the years ended December 31, 2019 and 2018 were approximately $142.3 million and $132.5 million, respectively, an increase of approximately $9.8 million. The increase in cash used in our investing activities is primarily the result of an increase in investment in joint ventures of approximately $11.8 million, offset by a decrease in deposits made on potential future acquisitions of real estate facilities of approximately $2.3 million.

Cash flows provided by financing activities for the years ended December 31, 2019 and 2018 were approximately $131.3 million and $126.4 million, respectively, an increase of approximately $4.9 million. The increase in cash provided by our financing activities is primarily the result of an increase in net proceeds raised from our Public Offering of approximately $27.1 million offset by a decrease in net proceeds from issuance of debt of $17.0 million, and an increase in cash distributions paid of approximately $2.8 million.

Short-Term Liquidity and Capital Resources

Through March 17, 2017, the date we commenced our Public Offering, we met our short-term operating liquidity requirements through advances from our Advisor or its affiliates, as we needed to fund our offering costs and operating expenses incurred before our Offering commenced. Currently, we generally expect that we will meet our short-term operating liquidity requirements from the combination of proceeds from our Public Offering, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our advisory agreement with our Advisor.

Distribution Policy

On December 18, 2019, our board of directors declared a daily distribution rate for the first quarter of 2020 of approximately $0.00427 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on January 1, 2020 and ending March 31, 2020. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00361 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00396 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

During our Public Offering, when we may raise capital more quickly than we acquire income-producing assets, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the Public Offering. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Distributions are paid to our stockholders as of the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares, Class T Shares and Class W Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees and distributions of Class W Shares will likely be lower than distributions on Class A Shares because Class W Shares are subject to the ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Public Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Year Ended December 31, 2019		Year Ended December 31, 2018
Distributions paid in cash — common stockholders	$5,401,316		$2,620,607
Distributions paid in cash — Operating Partnership unitholders	13,890		14,469
Distributions reinvested	5,110,289		2,019,737
Total distributions	$10,525,495		$4,654,813
Source of distributions
Cash flows provided by operations	$927,028	8.8%	$—	0%
Offering proceeds from Primary Offering and Private Offering Transaction	4,488,178	42.6%	2,635,076	56.6%
Offering proceeds from distribution reinvestment plan	5,110,289	48.6%	2,019,737	43.4%
Total sources	$10,525,495	100.0%	$4,654,813	100.0%

From our inception through December 31, 2019, we paid cumulative distributions of approximately $16.0 million, as compared to cumulative net loss attributable to our common stockholders of approximately $15.5 million. For the year ended December 31, 2019, we paid distributions of approximately $10.5 million, as compared to a net loss attributable to our common stockholders of approximately $9.6 million. Net loss attributable to our common stockholders for the year ended December 31, 2019 reflects non-cash depreciation and amortization of approximately $11.5 million and acquisition related expenses of approximately $1.1 million. Cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $15.7 million, and acquisition related expenses of approximately $2.9 million.

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

Indebtedness

As of December 31, 2019, our total indebtedness was approximately $109.1 million which included approximately $107.0 million of variable rate debt and approximately $2.2 million of fixed rate debt, less approximately $75,000 in net debt issuance costs. As of December 31, 2018, our total indebtedness was approximately $63.8 million which included approximately $62.0 million of variable rate debt and approximately $2.3 million of fixed rate debt, less approximately $0.5 million in net debt issuance costs. See Notes 5 and 11 of the Notes to the Consolidated Financial Statements for more information about our indebtedness.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any.

Long-term potential future sources of capital include proceeds from our Public Offering, secured or unsecured financings from banks or other lenders, issuance of equity instruments and undistributed funds from operations. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt, we will be dependent upon proceeds from the issuance of equity securities and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments due during the years ended December 31,
	Total	2020	2021-2022	2023-2024	Thereafter
Debt interest(1)	$9,852,084	$3,657,942	$5,649,941	$206,513	$337,688
Debt principal(2)(3)	109,182,207	128,922	107,283,811	322,328	1,447,146
Total contractual obligations	$119,034,291	$3,786,864	$112,933,752	$528,841	$1,784,834
(1)

Interest expense on variable rate debt was calculated based upon the contractual rate in effect as of December 31, 2019. Interest expense on the Revolving KeyBank Credit Facility is calculated presuming the amount outstanding as of December 31, 2019 would remain outstanding through the maturity date of June 27, 2022. Interest expense on the Katy Loan is calculated presuming the amount outstanding as of December 31, 2019 would remain outstanding through the maturity date of September 1, 2031.

(2)	Amount represents principal payments only, excluding debt issuance costs.
(3)

On January 31, 2020, we entered into a 10 year, interest only CMBS Loan for $40.5 million. We used the proceeds of the CMBS Loan to pay down $40 million on the Revolving KeyBank Credit Facility. For more information please see Notes 5 and 11 to the Consolidated Financial Statements contained in this report.

Off-Balance Sheet Arrangements

On July 31, 2018, one of our subsidiaries made a preferred equity investment in an entity that was developing a self storage facility. For more information please see Note 11 – Completed Acquisitions – Escondido Property of the Notes to the Consolidated Financial Statements contained in this report. The investment is accounted for under the equity method of accounting. We also have joint ventures with SmartCentres, which are accounted for using the equity method of accounting (Note 4). Other than the foregoing, we do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of December 31, 2019, our total indebtedness was approximately $109.1 million, which included approximately $107.0 million in variable rate debt and approximately $2.2 million in fixed rate debt, less approximately $75,000 in debt issuance costs. As of December 31, 2018, our total indebtedness was approximately $63.8 million, which included approximately $62.0 million in variable rate debt and approximately $2.3 million in fixed rate debt, less approximately $0.5 million in debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $1.1 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of December 31, 2019:

	Payments due during the years ended December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Variable rate debt(2)	$—	$—	$107,000,000	$—	$—	$—	$107,000,000
Average interest rate(1)	3.29%	3.29%	3.29%	N/A	N/A	N/A
Fixed rate debt(2)	$128,922	$137,392	$146,419	$156,038	$166,290	$1,447,146	$2,182,207
Average interest rate(1)	6.38%	6.38%	6.38%	6.38%	6.38%	6.38%

(1)

Interest expense for the variable rate debt was calculated based on the rate in effect on December 31, 2019. Interest expense on the Revolving KeyBank Credit Facility is calculated presuming the amount outstanding as of December 31, 2019 would remain outstanding through the maturity date of June 27, 2022. Interest expense on the Katy Loan is calculated presuming the amount outstanding as of December 31, 2019 would remain outstanding through the maturity date of September 1, 2031.

(2)

On January 31, 2020, we entered into a 10 year, interest only CMBS Loan for $40.5 million. We used the proceeds of the CMBS Loan to pay down $40 million on the Revolving KeyBank Credit Facility. For more information please see Notes 5 and 11 to the Consolidated Financial Statements contained in this report.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer (Our Principal Executive Officer) and Chief Financial Officer (Our Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2019, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 31, 2019, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

we expect to file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instructions G(3) to Form 10-K and is incorporated by reference to the 2020 Proxy Statement. Only those sections of the 2020 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC.

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

3.3

Certificate of Correction to the First Articles of Amendment and Restatement of Strategic Storage Trust IV, Inc., incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q, filed on August 13, 2018, Commission File No. 000-55928

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on January 10, 2019, Commission File No. 333-212639

4.2*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1

First Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership IV, L.P., incorporated by reference to Exhibit 10.1 Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on February 10, 2017, Commission File No. 333-212639

10.2

Amendment No.  1 to the First Amended and Restated Limited Partnership Agreement of Strategic Storage Operating Partnership IV, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 13, 2018, Commission File No. 000-55928

10.3	Advisory Agreement, incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed on March 9, 2017, Commission File No. 333-212639

10.4

Strategic Storage Trust IV, Inc. Distribution Reinvestment Plan (included as Appendix B to Supplement No. 8 dated February 3, 2020 to the prospectus dated April 19, 2019), incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, filed on February 4, 2020, Commission File No. 333-212639

10.5

Employee and Director Long-Term Incentive Plan of Strategic Storage Trust IV, Inc., incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on February 10, 2017, Commission File No. 333-212639

10.6	San Gabriel Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 9, 2018, Commission File No. 333-212639

10.7

Amended and Restated Credit Agreement with KeyBank, National Association, dated as of June 27, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 3, 2019, Commission File No. 000-55928

10.8

Guaranty in Favor of KeyBank, National Association, dated as of June 27, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 3, 2019, Commission File No. 000-55928

10.9

Increase Agreement with KeyBank, National Association, dated as of August 9, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 13, 2019, Commission File No. 000-55928

Exhibit No.	Description

10.10

Joinder Agreement with Texas Capital Bank, N.A. dated as of August 9, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 13, 2019, Commission File No. 000-55928

10.11	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 13, 2019, Commission File No. 000-55928

10.14

Increase Agreement with KeyBank National Association, dated as of November 5, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 12, 2019, Commission File No. 000-55928

10.15

Joinder Agreement in favor of KeyBank National Association, dated as of November 5, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 12, 2019, Commission File No. 000-55928

10.16

Joinder Agreement in favor of KeyBank National Association, dated as of November 5, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 12, 2019, Commission File No. 000-55928

10.17

CMBS Loan Agreement with KeyBank National Association, dated January 31, 2020 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2020, Commission File No. 000-55928

10.18

CMBS Promissory Note in favor of KeyBank National Association, dated January 31, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 3, 2020, Commission File No. 000-55928

10.19

CMBS Guaranty Agreement in favor of KeyBank National Association, dated January 31, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 3, 2020, Commission File No. 000-55928

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

101*

The following Strategic Storage Trust IV, Inc. financial information for the Year Ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 has been formatted in Inline XBRL.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ladera Ranch, State of California, on March 20, 2020.

STRATEGIC STORAGE TRUST IV, INC.

By:	/s/ H. Michael Schwartz
H. Michael Schwartz
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. Michael Schwartz	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 20, 2020
H. Michael Schwartz

/s/ Matt F. Lopez	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 20, 2020
Matt F. Lopez

/s/ Alexander S. Vellandi	Independent Director	March 20, 2020
Alexander S. Vellandi

/s/ Dean I. Ader	Independent Director	March 20, 2020
Dean I. Ader

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Strategic Storage Trust IV, Inc.

Ladera Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Storage Trust IV, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California

March 20, 2020

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

	December 31,
	2019	2018
ASSETS
Real estate facilities:
Land	$53,834,093	$26,485,823
Buildings	195,950,218	103,015,323
Site improvements	11,597,977	6,478,932
	261,382,288	135,980,078
Accumulated depreciation	(6,742,793)	(1,769,436)
	254,639,495	134,210,642
Construction in process	608,203	—
Real estate facilities, net	255,247,698	134,210,642
Cash and cash equivalents	5,637,176	15,672,258
Restricted cash	128,177	123,182
Investments in unconsolidated real estate ventures	15,116,195	859,531
Other assets, net	7,500,324	6,919,074
Debt issuance costs, net of accumulated amortization	1,390,126	—
Intangible assets, net of accumulated amortization	3,449,999	4,158,073
Total assets	$288,469,695	$161,942,760
LIABILITIES AND EQUITY
Secured debt, net	$109,105,977	$63,777,861
Accounts payable and accrued liabilities	4,671,610	3,027,701
Due to affiliates	3,740,446	1,720,633
Distributions payable	1,139,137	603,497
Total liabilities	118,657,170	69,129,692
Commitments and contingencies (Note 7)
Redeemable common stock	5,793,896	2,093,989
Equity:
Strategic Storage Trust IV, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at December 31, 2019 and 2018	—	—
Class A Common stock, $0.001 par value; 315,000,000 shares authorized; 4,756,969 and 2,962,849 shares issued and outstanding at December 31, 2019 and 2018, respectively	4,757	2,964
Class T Common stock, $0.001 par value; 315,000,000 shares authorized; 3,627,582 and 1,570,411 shares issued and outstanding at December 31, 2019 and 2018, respectively	3,628	1,570
Class W common stock, $0.001 par value; 70,000,000 shares authorized; 978,115 and 353,991 shares issued and outstanding at December 31, 2019 and 2018, respectively	978	354
Additional paid-in capital	196,355,036	102,710,956
Distributions	(17,155,027)	(6,106,597)
Accumulated deficit	(15,496,271)	(5,939,040)
Accumulated other comprehensive income (loss)	185,373	(96,670)
Total Strategic Storage Trust IV, Inc. equity	163,898,474	90,573,537
Noncontrolling interests in our Operating Partnership	120,155	145,542
Total equity	164,018,629	90,719,079
Total liabilities and equity	$288,469,695	$161,942,760

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2019, 2018 and 2017

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues:
Self storage rental revenue	$17,116,839	$5,736,613	$474,752
Ancillary operating revenue	131,502	27,415	652
Total revenues	17,248,341	5,764,028	475,404
Operating expenses:
Property operating expenses	5,887,316	1,851,022	205,357
Property operating expenses – affiliates	3,042,112	963,695	81,016
General and administrative	2,355,426	1,713,540	726,028
Depreciation	5,099,425	1,656,502	138,497
Intangible amortization expense	5,165,506	1,759,531	146,372
Acquisition expense - affiliates	652,167	666,416	187,641
Other property acquisition expenses	457,946	670,816	237,173
Total operating expenses	22,659,898	9,281,522	1,722,084
Operating loss	(5,411,557)	(3,517,494)	(1,246,680)
Other income (expense):
Interest expense	(2,867,178)	(907,602)	—
Interest expense – debt issuance costs	(1,264,178)	(434,029)	—
Other	(25,815)	139,172	—
Net loss	(9,568,728)	(4,719,953)	(1,246,680)
Net loss attributable to the noncontrolling interests in our Operating Partnership	11,497	11,668	15,925
Net loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(9,557,231)	$(4,708,285)	$(1,230,755)
Net loss per Class A share—basic and diluted	$(1.26)	$(1.39)	$(1.74)
Net loss per Class T share—basic and diluted	$(1.26)	$(1.39)	$(1.74)
Net loss per Class W share—basic and diluted	$(1.26)	$(1.39)	$(1.74)
Weighted average Class A shares outstanding—basic and diluted	3,917,822	2,179,746	577,117
Weighted average Class T shares outstanding—basic and diluted	2,888,155	971,724	94,823
Weighted average Class W shares outstanding—basic and diluted	756,121	231,901	36,614

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2019, 2018 and 2017

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net loss	$(9,568,728)	$(4,719,953)	$(1,246,680)
Other comprehensive loss:
Foreign currency translation adjustment	282,043	(96,670)	-
Comprehensive loss	(9,286,685)	(4,816,623)	(1,246,680)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	11,469	11,766	15,925
Comprehensive loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(9,275,216)	$(4,804,857)	$(1,230,755)

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2019, 2018 and 2017

	Common Stock										Total
	Class A		Class T		Class W					Accumulated	Strategic	Noncontrolling
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Other Comprehensive Income (Loss)	Storage Trust IV, Inc. Equity	Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2016	44	$—	—	$—	—	$—	$1,000	$—	$—	$—	$1,000	$200,000	$201,000	$—
Gross proceeds from issuance of common stock	1,248,210	1,249	424,613	424	109,749	110	42,412,111	—	—	—	42,413,894	—	42,413,894	—
Offering costs	—	—	—	—	—	—	(5,760,103)	—	—	—	(5,760,103)	—	(5,760,103)	—
Changes to redeemable common stock	—	—	—	—	—	—	(183,420)	—	—	—	(183,420)	—	(183,420)	183,420
Distributions	—	—	—	—	—	—	—	(1,079,785)	—	—	(1,079,785)	—	(1,079,785)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(12,975)	(12,975)	—
Issuance of shares for distribution reinvestment plan	5,322	5	1,615	2	897	1	183,412	—	—	—	183,420	—	183,420	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(1,230,755)	—	(1,230,755)	—	(1,230,755)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(15,925)	(15,925)	—
Balance as of December 31, 2017	1,253,576	1,254	426,228	426	110,646	111	36,653,000	(1,079,785)	(1,230,755)	—	34,344,251	171,100	34,515,351	183,420
Gross proceeds from issuance of common stock	1,653,971	1,654	1,117,785	1,118	237,087	237	73,654,959	—	—	—	73,657,968	—	73,657,968	—
Offering costs	—	—	—	—	—	—	(7,606,292)	—	—	—	(7,606,292)	—	(7,606,292)	—
Changes to redeemable common stock	—	—	—	—	—	—	(2,019,737)	—	—	—	(2,019,737)	—	(2,019,737)	2,019,737
Redemptions of common stock	(1,200)	(1)	—	—	—	—	—	—	—	—	(1)	—	(1)	(109,168)
Issuance of restricted stock	3,000	3	—	—	—	—	—	—	—	—	3	—	3	—
Distributions	—	—	—	—	—	—	—	(5,026,812)	—	—	(5,026,812)	—	(5,026,812)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(13,890)	(13,890)	—
Issuance of shares for distribution reinvestment plan	53,502	54	26,398	26	6,258	6	2,019,651	—	—	—	2,019,737	—	2,019,737	—
Stock based compensation expense	—	—	—	—	—	—	9,375	—	—	—	9,375	—	9,375	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(4,708,285)	—	(4,708,285)	—	(4,708,285)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(11,668)	(11,668)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(96,670)	(96,670)	—	(96,670)	—

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2019, 2018 and 2017

	Common Stock										Total
	Class A		Class T		Class W					Accumulated	Strategic	Noncontrolling
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Other Comprehensive Income (Loss)	Storage Trust IV, Inc. Equity	Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2018	2,962,849	2,964	1,570,411	1,570	353,991	354	102,710,956	(6,106,597)	(5,939,040)	(96,670)	90,573,537	145,542	90,719,079	2,093,989
Gross proceeds from issuance of common stock	1,698,656	1,697	1,972,406	1,974	612,393	612	103,631,886	—	—	—	103,636,169	—	103,636,169	—
Offering costs	—	—	—	—	—	—	(10,169,608)	—	—	—	(10,169,608)	—	(10,169,608)	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	157,025	—	—	—	157,025	—	157,025	—
Changes to redeemable common stock	—	—	—	—	—	—	(5,110,289)	—	—	—	(5,110,289)	—	(5,110,289)	5,110,289
Redemptions of common stock	(17,309)	(17)	(7,507)	(8)	(8,022)	(8)	—	—	—	—	(33)	—	(33)	(1,410,382)
Issuance of restricted stock	2,000	2	—	—	—	—	—	—	—	—	2	—	2	—
Distributions	—	—	—	—	—	—	—	(11,048,430)	—	—	(11,048,430)	—	(11,048,430)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(13,890)	(13,890)	—
Issuance of shares for distribution reinvestment plan	110,773	111	92,272	92	19,753	20	5,110,066	—	—	—	5,110,289	—	5,110,289	—
Stock based compensation expense	—	—	—	—	—	—	25,000	—	—	—	25,000	—	25,000	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(9,557,231)	—	(9,557,231)	—	(9,557,231)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(11,497)	(11,497)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	282,043	282,043	—	282,043	—
Balance as of December 31, 2019	4,756,969	$4,757	3,627,582	$3,628	978,115	$978	$196,355,036	$(17,155,027)	$(15,496,271)	$185,373	$163,898,474	$120,155	$164,018,629	$5,793,896

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019, 2018 and 2017

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from operating activities:
Net loss	$(9,568,728)	$(4,719,953)	$(1,246,680)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	10,264,931	3,416,033	284,869
Amortization of debt issuance costs	700,699	434,029	—
Stock based compensation expense related to issuance of restricted stock	25,000	9,375	—
Changes in operating assets and liabilities:
Other assets, net	(1,037,678)	(1,120,211)	(624,094)
Accounts payable and accrued liabilities	455,803	1,861,423	273,480
Due to affiliates	87,001	21,572	23,419
Net cash provided by (used in) operating activities	927,028	(97,732)	(1,289,006)
Cash flows from investing activities:
Purchase of real estate	(127,595,543)	(126,347,130)	(12,910,000)
Additions to real estate facilities	(1,497,340)	(436,517)	(27,799)
Deposits on acquisitions of real estate facilities	(200,000)	(2,500,000)	(400,000)
Return of deposits on acquisitions of real estate	—	750,000	—
Investments in unconsolidated real estate ventures	(12,686,690)	(909,372)	—
Deposits on acquisitions of investments in unconsolidated real estate ventures	(457,904)	(560,313)	—
Return of (investment in) preferred equity method investment	150,000	(2,450,000)	—
Net cash used in investing activities	(142,287,477)	(132,453,332)	(13,337,799)
Cash flows from financing activities:
Proceeds from issuance of revolving secured debt	124,000,000	62,000,000	—
Repayment of revolving secured debt	(17,000,000)	—	—
Proceeds from issuance of secured debt	6,000,000	—	—
Repayment of secured debt	(68,000,000)	—	—
Scheduled principal payments on secured debt	(120,975)	(19,423)	—
Debt issuance costs	(2,539,734)	(961,653)	—
Gross proceeds from issuance of common stock	103,199,471	74,542,378	42,215,956
Offering costs	(8,048,586)	(6,481,892)	(5,168,101)
Redemption of common stock	(744,608)	(26,955)	—
Distributions paid to common stockholders	(5,401,316)	(2,620,607)	(681,700)
Distributions paid to noncontrolling interest in our Operating Partnership	(13,890)	(14,469)	(11,225)
Net cash provided by financing activities	131,330,362	126,417,379	36,354,930
Change in cash, cash equivalents and restricted cash	(10,030,087)	(6,133,685)	21,728,125
Cash, cash equivalents and restricted cash, beginning of period	15,795,440	21,929,125	201,000
Cash, cash equivalents and restricted cash, end of period	$5,765,353	$15,795,440	$21,929,125
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$2,834,412	$621,675	$—
Loan assumed during purchase of real estate facilities	$—	$2,322,606	$—
Proceeds from issuance of common stock in other assets	$—	$—	$197,938
Deposits applied to purchase of real estate	$1,200,000	$—	$—
Deposits applied to purchase of unconsolidated real estate ventures	$560,313	$—	$—

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019, 2018 and 2017

Construction in process included in accounts payable and accrued liabilities	$174,961	$—	$—
Investments in unconsolidated real estate ventures in accounts payable and accrued liabilities	$751,668	$—	$—
Offering costs included in due to affiliates	$2,016,693	$1,269,021	$564,209
Offering costs included in accounts payable and accrued liabilities	$45,556	$46,038	$27,793
Redemption of common stock in accounts payable and accrued liabilities	$747,897	$82,213	$—
Distributions payable	$1,139,137	$603,497	$216,415
Issuance of shares pursuant to distribution reinvestment plan	$5,110,289	$2,019,737	$183,420
Foreign currency translation adjustment	$282,043	$(96,670)	$—
Other assets included in accounts payable and accrued liabilities	$—	$84,547	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 1. Organization

Strategic Storage Trust IV, Inc., a Maryland corporation (the “Company”), was formed on June 1, 2016 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in self storage facilities. Our year-end is December 31. As used in this report, “we,” “us,” “our” and “Company” refer to Strategic Storage Trust IV, Inc. and each of our subsidiaries.

Prior to June 28, 2019, both we and Strategic Storage Trust II, Inc. (“SST II”) were sponsored by SmartStop Asset Management, LLC (“SAM,” or our “Prior Sponsor”). On June 28, 2019, SST II, and its operating partnership, Strategic Storage Operating Partnership II, L.P., entered into a series of transactions, agreements, and amendments to its existing agreements and arrangements (such agreements and amendments are referred to collectively as the “Self Administration Transaction”), with our Prior Sponsor, and its affiliates, pursuant to which, effective as of June 28, 2019, SST II acquired the self storage advisory, asset management, property management, investment management, and Tenant Programs (as defined in Note 6) of SAM, along with certain other assets, including SAM’s sole membership interest in SmartStop Storage Advisors, LLC, which owned all of the membership interests of our advisor and our property manager. Immediately after the Self Administration Transaction, SST II changed its name to SmartStop Self Storage REIT, Inc. (“SmartStop”). As a result of the Self Administration Transaction, SmartStop REIT Advisors, LLC, an indirect subsidiary of SmartStop, became the sponsor (our “Sponsor”) of our Public Offering of shares of our common stock, as described below. Our Sponsor owns 100% of Strategic Storage Advisor IV, LLC (our “Advisor”) and Strategic Storage Property Management IV, LLC (our “Property Manager”).

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

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction”). Due to the proceeds raised in our Private Offering Transaction, there was not a minimum number of shares we needed to sell before accepting subscriptions for the Primary Offering. On March 17, 2017 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective and we commenced formal operations. As of December 31, 2019, approximately 4,396,000 Class A shares for gross offering proceeds of approximately $109.5 million, approximately 3,628,000  Class T shares for gross offering proceeds of approximately $87.8 million and approximately 978,000 Class W shares for gross offering proceeds of approximately $22.4 million had been sold in the Public Offering. We may continue to sell shares in the Public Offering until the earlier of 180 days after the third anniversary of the effective date of the Public Offering, September 13, 2020, or the effective date of the registration statement for our follow-on offering (SEC Registration No. 333-236176), which we initially filed with the SEC on January 31, 2020. We also reserve the right to terminate the Public Offering at any time.

We have invested the net proceeds from our Private Offering Transaction and the Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of December 31, 2019, we owned 22 operating self storage properties located in nine states (Arizona, California, Florida, Nevada, New Jersey, North Carolina, Texas, Virginia and Washington).

As of December 31, 2019, we owned 50% equity interests in four unconsolidated real estate ventures in the Greater Toronto Area that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Investment Trust (“SmartCentres”) owning the other 50% of such entities. In addition, we had entered into two other contribution agreements with respect to two separate tracts of land in the Greater Toronto Area owned by SmartCentres. For more information, see Note 4.

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

Our operating partnership, Strategic Storage Operating Partnership IV, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on June 2, 2016. On June 15, 2016, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 (8,889 partnership units) and on June 15, 2016, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. As of December 31, 2019, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.1% of the common units are owned by our Advisor.

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

December 31, 2019

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

As of December 31, 2019 and 2018, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres and our preferred equity investment, which are all accounted for under the equity method of accounting.  Please see Note 4 and Note 11 – Completed Acquisitions – Escondido Property. Other than the entities noted above, we do not currently have any relationships with unconsolidated entities or financial partnerships.

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

December 31, 2019

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

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes and capital improvements in connection with the requirements of one of our loan agreements.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $4.5 million and $5.5 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the years ended December 31, 2019 and 2018, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions of integrated sets of assets and activities that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the years ended December 31, 2019 and 2018, our acquisitions have not met the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the years ended December 31, 2019 and 2018, we acquired eight and twelve properties, respectively, that did not meet the definition of a business, and we capitalized approximately $520,000 and $515,000, respectively, of acquisition-related transaction costs that would have otherwise been expensed under the guidance in effect prior to January 1, 2018.

During the years ended December 31, 2019, 2018, and 2017 we expensed approximately $1.1 million, $1.3 million, and $0.4 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the years ended December 31, 2019, 2018 and 2017, no impairment losses were recognized.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Revenue Recognition

Management believes that all of our leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from any long-term operating leases are recognized on a straight-line basis over the term of the lease. In March 2019, in connection with the acquisition of a self storage facility in Newark, New Jersey, we entered into a ten year operating lease with the seller for warehouse space. The lease contains scheduled base rent increases and future minimum lease payments totaling approximately $6.9 million. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in accounts payable and accrued liabilities in our consolidated balance sheets and contractually due but unpaid rent is included in other assets.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of December 31, 2019 and 2018, the gross amounts allocated to in-place lease intangibles were approximately $10.5 million and $6.1 million, respectively, and accumulated amortization of in-place lease intangibles totaled approximately $7.1 million and $1.9 million, respectively.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

The total estimated future amortization expense of intangible assets for the years ending December 31, 2020 and 2021 is approximately $3.0 million and $0.4 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with our revolving credit facility are presented as debt issuance costs on our consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2019 and 2018, accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.2 million and none, respectively.

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of December 31, 2019 and 2018, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $4,000 and $0.4 million, respectively.

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

December 31, 2019

be made by us with the assistance of our Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share is redeemed or is no longer outstanding.

Our Dealer Manager enters into participating dealer agreements with certain other broker-dealers which authorize them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering. We record a liability within Due to Affiliates for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

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

For the year ended December 31, 2019, we received redemption requests totaling approximately $1.4 million (approximately 62,000 shares), approximately $0.7 million of which were fulfilled during the year ended December 31, 2019, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2019, and fulfilled in January 2020. For the year ended December 31, 2018, we received redemption requests totaling approximately $110,000 (approximately 4,900 shares), approximately $30,000 of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $80,000 included in accounts payable and accrued liabilities as of December 31, 2018, and fulfilled in January 2019.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

The table below summarizes our fixed rate note payable at December 31, 2019 and 2018.  The estimated fair value of financial instruments are subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	December 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$2,300,000	$2,182,207	$2,350,000	$2,303,183

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. We adopted this standard on January 1, 2019 using the modified retrospective approach, without applying the provisions to comparative periods presented. Its adoption did not have a material impact on our consolidated financial statements as substantially all of our lease revenues are derived from month-to-month leases and, as lessee, we have no significant leases. In addition, the new standard requires a lessor to assess the collectability of rental payments and amounts previously reflected in property operating expenses as bad debt expense are reflected as an adjustment to self storage rental revenue. The impact of this was a reduction in both self storage rental revenue and property operating expenses of approximately $220,000 for the year ended December 31, 2019.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the years ended December 31, 2019 and 2018:

Real estate facilities
Balance at December 31, 2017	$12,339,539
Facility acquisitions	123,204,022
Improvements and additions	436,517
Balance at December 31, 2018	135,980,078
Facility acquisitions	124,338,543
Improvements and additions	1,063,667
Balance at December 31, 2019	$261,382,288
Accumulated depreciation
Balance at December 31, 2017	$(138,219)
Depreciation expense	(1,631,217)
Balance at December 31, 2018	(1,769,436)
Depreciation expense	(4,973,357)
Balance at December 31, 2019	$(6,742,793)

The following table summarizes the purchase price allocations for our acquisitions during the year ended December 31, 2019:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	2019 Revenue(2)	2019 Property Operating Income (Loss)(2)(3)
Plant City - FL	1/08/19	$13,688,543	$831,000	$14,519,543	$1,388,127	$861,419
Newark - NJ	3/26/19	28,616,948	1,429,000	30,045,948	2,387,683	1,597,033
Redmond - WA	7/23/19	11,090,690	434,000	11,524,690	357,979	188,043
Ocoee - FL	11/05/19	13,226,565	240,000	13,466,565	64,487	17,063
Ardrey Kell - NC	11/05/19	17,959,795	475,000	18,434,795	141,160	65,020
University City - NC	11/05/19	11,488,821	448,000	11,936,821	127,000	73,396
Charlottesville - VA	11/05/19	20,185,520	600,000	20,785,520	169,515	113,235
Surprise - AZ	12/12/19	8,081,661	-	8,081,661	812	(33,487)
		$124,338,543	$4,457,000	$128,795,543	$4,636,763	$2,881,722

(1)

The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid for the transaction, including capitalized acquisition costs.

(2)	The operating results of the facilities acquired above have been included in our consolidated statement of operations since their respective acquisition dates.
(3)	Property operating income (loss) excludes corporate general and administrative expenses, asset management fees, depreciation, amortization, and acquisition expenses.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

The following table summarizes the purchase price allocations for our acquisitions during the year ended December 31, 2018:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(1)	Debt Assumed	2018 Revenue(2)	2018 Property Operating Income(2)(3)
Riverside - CA	3/27/18	$6,583,372	$281,736	$6,865,108	—	$500,448	$259,590
Las Vegas I - NV	4/05/18	8,841,728	346,682	9,188,410	—	558,716	362,870
Puyallup - WA	5/22/18	12,958,853	672,423	13,631,276	—	745,745	481,834
Las Vegas II - NV	7/18/18	12,353,623	501,662	12,855,285	—	466,454	338,479
Naples - FL	8/01/18	26,321,299	972,211	27,293,510	—	773,181	578,949
Woodlands I - TX	10/10/18	9,723,302	432,000	10,155,302	—	203,176	122,513
Katy - TX	10/10/18	9,032,652	435,000	9,467,652	2,322,606	208,238	124,943
Humble - TX	10/10/18	7,846,806	405,000	8,251,806	—	201,356	102,998
Woodlands II - TX	10/10/18	9,036,618	441,000	9,477,618	—	202,579	123,418
College Station - TX	10/10/18	7,008,870	346,000	7,354,870	—	163,310	95,181
Cypress - TX	10/10/18	6,567,471	319,000	6,886,471	—	146,842	62,701
Queenston - TX	11/06/18	6,929,428	313,000	7,242,428	—	115,524	57,498
		$123,204,022	$5,465,714	$128,669,736	$2,322,606	$4,285,569	$2,710,974
(1)	The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid for the transaction.
(2)	The operating results of the facilities acquired above have been included in our consolidated statement of operations since their respective acquisition dates.
(3)	Property operating income excludes corporate general and administrative expenses, asset management fees, depreciation, amortization, and acquisition expenses.

Note 4. Investments in Unconsolidated Real Estate Ventures

We have entered into various agreements with a subsidiary of SmartCentres, an unaffiliated third party, to acquire tracts of land and develop them into self storage facilities.

The Company accounts for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments.

The following table summarizes our investments in unconsolidated real estate ventures:

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

				Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Equity Ownership %	December 31, 2019	December 31, 2018	Expected Completion
Oshawa Property	Oshawa, Ontario	September 2018	50%	$1,793,565	$620,214	First half of 2021
East York Property	East York, Ontario	January 2019	50%	7,069,314	—	First half of 2020
Brampton Property	Brampton, Ontario	September 2019	50%	3,249,402	2,693	Second half of 2020
Vaughan Property	Vaughan, Ontario	August 2019	50%	2,902,858	236,624	Second half of 2020
Scarborough Property	Scarborough, Ontario	Expected in first half of 2020	50%	74,847	—	Second half of 2021
Kingspoint Property	Kingspoint, Ontario	Expected in second half of 2020	50%	26,209	—	First half of 2022
				$15,116,195	$859,531

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

Note 5. Secured Debt

The Company’s debt is summarized as follows:

Secured Debt	December 31	December 31,	Interest	Maturity
	2019	2018	Rate	Date
Revolving KeyBank Credit Facility	$107,000,000	$—	3.3%	6/27/2022
KeyBank Credit Facility	—	62,000,000	N/A	N/A
Katy Loan	2,182,207	2,303,182	6.4%	9/1/2031
Debt issuance costs, net	(76,230)	(525,321)
Total Secured Debt	$109,105,977	$63,777,861

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

The weighted average interest rate on our consolidated debt as of December 31, 2019 was approximately 3.35%.

KeyBank Credit Facility

On July 31, 2018, the Company, through six special purpose entities (collectively, the “Prior Borrower”) wholly owned by our Operating Partnership, entered into a credit agreement (the “Credit Agreement”) with KeyBank, National Association (“KeyBank”), as administrative agent and KeyBanc Capital Markets, LLC, as sole book runner and sole lead arranger.

Under the terms of the Credit Agreement, the Prior Borrower had an initial maximum borrowing capacity up to $70 million (the “KeyBank Credit Facility”). From July 31, 2018 to October 30, 2018, we borrowed $62 million on the KeyBank Credit Facility to finance the acquisition of seven self storage facilities. On October 31, 2018, and pursuant to the terms of the Credit Agreement, the maximum borrowing capacity of the KeyBank Credit Facility was reduced to $62 million, which was the amount outstanding on the KeyBank Credit Facility as of that date and as of December 31, 2018. On January 8, 2019, the KeyBank Credit Facility was amended in order to allow the Prior Borrower to draw an additional $6 million, which was used in connection with the acquisition of the Plant City property. The maximum borrowing capacity and the amount outstanding on the KeyBank Credit Facility was increased to $68 million.

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

Under the terms of the Revolving KeyBank Credit Facility, we had an initial maximum borrowing capacity of $55 million. On June 27, 2019, $43 million was drawn on the Revolving KeyBank Credit Facility to repay in full and terminate the KeyBank Credit Facility. The Revolving KeyBank Credit Facility may be increased, to a maximum credit facility size of $300 million, in minimum increments of $20 million, which KeyBank will arrange on a best efforts basis. On August 9, 2019, we entered into an amendment and joinder to amend and restate the Revolving KeyBank Credit Facility (the “First Amendment”) with KeyBank. Under the terms of the First Amendment, we added an additional $45 million to our maximum borrowing capacity for a total of $100 million with the admission of Texas Capital Bank (“Texas Capital”), Fifth Third Bank (“Fifth Third”) and SunTrust Bank (“SunTrust”) (the “Subsequent Lenders”). The Subsequent Lenders also became a party to the Revolving KeyBank Credit Facility through a joinder agreement in the First Amendment.

On November 5, 2019, we entered into an amendment and joinder to amend and restate the Revolving KeyBank Credit Facility (the “Second Amendment”) with KeyBank. Under the terms of the Second Amendment, we added an additional $35 million to increase our maximum borrowing capacity to a total of $135 million.  In conjunction with the increase of the maximum borrowing capacity we drew $65 million on the Revolving KeyBank Credit Facility to close the four properties (Ocoee, Ardrey Kell, University City, and Charlottesville) and three properties were added as collateral to the loan (Redmond, Charlottesville, and University City).

On January 31, 2020, we, through seven wholly-owned special purposes entities, entered into a $40.5 million CMBS financing with KeyBank as lender pursuant to a mortgage loan (the “CMBS Loan”), see Note 11 for further details.  We used $40 million of the proceeds from the CMBS Loan to pay down the Revolving KeyBank Credit Facility. As a result of this, seven properties (Jensen Beach, Texas City, Riverside, Las Vegas I, Puyallup, Las Vegas II, and Plant City) were released as collateral under the Revolving KeyBank Credit Facility and now serve as collateral under the CMBS Loan. Accordingly, as of January 31, 2020, we had an outstanding principal balance under the Revolving KeyBank Credit Facility of $73 million.

The Revolving KeyBank Credit Facility is a revolving loan with an initial term of three years, maturing on June 27, 2022, with two one-year extension options subject to certain conditions outlined further in the Revolving KeyBank Credit

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Facility. Monthly payments due pursuant to the Revolving KeyBank Credit Facility are interest-only and the principal balance is due at maturity. The Revolving KeyBank Credit Facility bears interest based on the type of borrowing. The ABR Loans bear interest at the lesser of (x) the Alternate Base Rate (as defined in the Revolving KeyBank Credit Facility) plus the Applicable Rate, or (y) the Maximum Rate (as defined in the Revolving KeyBank Credit Facility). The Eurodollar Loans bear interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the Revolving KeyBank Credit Facility) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the Revolving KeyBank Credit Facility). The Applicable Rate means the percentage rate corresponding to our total leverage, which are as follows for Eurodollar Loans: (1) 225 basis points with a total leverage ratio greater than or equal to 55%; (2) 200 basis points with a total leverage ratio greater than or equal to 45% but less than 55%; (3) 175 basis points with a total leverage ratio greater than or equal to 35% but less than 45%; and (4) 150 basis points with a total leverage ratio less than 35%. As of December 31, 2019, the total interest rate was approximately 3.3% which was based on LIBOR plus 150 basis points. Our Operating Partnership purchased interest rate caps with a notional amount of $105 million, such that in no event will LIBOR exceed 3.00% thereon through July 1, 2021.

The Revolving KeyBank Credit Facility is fully recourse, jointly and severally, to each of the Borrowers and is secured by cross-collateralized first mortgage liens on the Mortgaged Properties. As of December 31, 2019, the facility encumbered the following 18 properties (Jensen Beach, Texas City, Riverside, Las Vegas I, Puyallup, Las Vegas II, Naples, Woodlands I, Humble, Woodlands II, College Station, Cypress, Queenston, Plant City, Newark, Redmond, Charlottesville, and University City). The Revolving KeyBank Credit Facility may be prepaid or terminated at any time without penalty, provided, however, that the Lenders shall be indemnified for any breakage costs. Pursuant to that certain guaranty (the “KeyBank Guaranty”), dated as of June 27, 2019, in favor of the Lenders, we serve as a guarantor of all obligations due under the Revolving KeyBank Credit Facility.

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

The Revolving KeyBank Credit Facility contains: customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan documents. In particular, the aggregate borrowing base availability under the Revolving KeyBank Credit Facility is limited by a minimum Debt-Service-Coverage-Ratio, maximum Loan-to-Value Ratio, minimum number of Mortgaged Properties, and minimum required Pool Value for the Mortgaged Properties (capitalized terms are as defined in the Revolving KeyBank Credit Facility).  In addition, we must meet certain requirements as of the close of each fiscal quarter including a maximum Total Leverage Ratio, a minimum Tangible Net Worth, a minimum Fixed Charge Ratio and required Interest Rate Protection (capitalized terms are as defined in the Revolving KeyBank Credit Facility). As of December 31, 2019, we were in compliance with all such covenants.

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

The following table presents the future principal payment requirements on outstanding secured debt as of December 31, 2019:

2020	$128,922
2021	137,392
2022	107,146,419	(1)
2023	156,038
2024	166,290
2025 and thereafter	1,447,146
Total payments	109,182,207
Debt issuance costs, net	(76,230)
Total	$109,105,977

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(1)

On January 31, 2020, we entered into a 10 year, interest only $40.5 million CMBS Loan. We used the proceeds of the CMBS Loan to pay down $40 million on the Revolving KeyBank Credit Facility. For more information please see Note 11.

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

December 31, 2019

stockholders. In each case the disclosure will include an explanation of the factors that the independent directors considered in arriving at the conclusion that the excess expenses were justified.

As of December 31, 2019, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

Our Dealer Manager enters into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses are considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering. We record a liability as due

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

to affiliates for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

Affiliated Dealer Manager

Our Prior Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager.

Property Management Agreement

Our Property Manager receives: (i) a monthly management fee for the property equal to the greater of $3,000 or 6% of the gross revenues from the property plus reimbursement of the Property Manager’s costs of managing the property and (ii) a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000. In addition, our Property Manager or an affiliate has the exclusive right to offer insurance plans, protection plans or similar programs (collectively “Tenant Programs”) to the tenants and is entitled to substantially all of the benefits of such Tenant Programs. The property management agreement has a three year term and automatically renews for successive three year periods thereafter, unless we or our Property Manager provide prior written notice at least 90 days prior to the expiration of the term. After the end of the initial three year term, either party may terminate a property management agreement generally upon 60 days prior written notice. With respect to each new property we acquire for which we enter into a property management agreement with our Property Manager we will also pay our Property Manager a one-time start-up fee in the amount of $3,750.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the years ended December 31, 2018 and 2019, as well as any related amounts payable as of December 31, 2018 and 2019.

	Year Ended December 31, 2018			Year Ended December 31, 2019
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$775,948	$754,396	$26,616	$1,247,017	$1,200,196	$73,437
Asset management fees	613,637	615,399	7,833	2,027,231	1,989,408	45,656
Property management fees	350,058	358,818	—	1,014,881	1,014,881	—
Transfer Agent expenses	163,898	153,355	10,543	275,899	273,542	12,900
Acquisition expenses	666,416	666,416	—	652,167	652,167	—
Capitalized
Acquisition expenses	76,890	76,890	—	44,740	44,740	—
Additional Paid-in Capital
Selling commissions	3,884,006	3,838,693	45,313	4,702,176	4,714,469	33,020
Dealer Manager fees	1,352,419	1,351,849	16,253	1,774,215	1,772,811	17,657
Stockholder Servicing Fees and Dealer Manager Servicing Fees(1)	1,297,283	216,670	1,595,773	2,661,417	729,179	3,528,011
Offering costs	356,021	371,085	18,302	266,409	254,946	29,765
Total	$9,536,576	$8,403,571	$1,720,633	$14,666,152	$12,646,339	$3,740,446
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

Tenant Programs

We may offer a tenant insurance plan, tenant protection plan or similar program to customers at our properties pursuant to which our Property Manager or an affiliate is entitled to substantially all of the net revenue attributable to the sale of Tenant Programs at our properties.

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 27, 2018 (the “JV Agreement”), our TRS will receive 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate will receive the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the years ended December 31, 2019 and 2018, an affiliate of our Property Manager received net revenue from this joint venture of approximately $393,000 and $110,000, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the years ended December 31, 2019 and 2018, we paid approximately $10,000 and $1,200 in fees to the Auction Company related to our properties, respectively. Our properties receive the proceeds from such online auctions.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 7. Commitments and Contingencies

Distribution Reinvestment Plan

We adopted a distribution reinvestment plan that will allow our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The plan became effective on the effective date of our Public Offering. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. On June 20, 2019, our board of directors approved the Amended and Restated Distribution Reinvestment Plan, which replaced our prior distribution reinvestment plan, and became effective for distribution payments being paid beginning in July 2019. The Amended and Restated Distribution Reinvestment Plan sets the price for our shares to be equal to the estimated value per share of the Class A Shares, Class T Shares, and Class W Shares approved by the board of directors and in effect on the date of purchase of the shares under the Amended and Restated Distribution Reinvestment Plan.

As of December 31, 2019, we have sold approximately 170,000 Class A shares, 120,000 Class T shares and 26,000 Class W shares through our distribution reinvestment plan offering.

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

For the year ended December 31, 2019, we received redemption requests totaling approximately $1.4 million (approximately 62,000 shares), approximately $0.7 million of which were fulfilled during the year ended December 31, 2019, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2019, and fulfilled in January 2020. For the year ended December 31, 2018, we received redemption requests totaling approximately $110,000 (approximately 4,900 shares), approximately $30,000 of which were fulfilled during the year ended December 31, 2018, with the remaining approximately $80,000 included in accounts payable and accrued liabilities as of December 31, 2018, and fulfilled in January 2019.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Note 8. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the years ended December, 31, 2019 and 2018.

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenues	$3,459,128	$4,309,571	$4,502,793	$4,976,849
Total operating expenses	4,779,831	5,400,052	5,929,491	6,550,524
Operating loss	(1,320,703)	(1,090,481)	(1,426,698)	(1,573,675)
Net loss	(2,416,506)	(2,752,178)	(1,959,538)	(2,440,506)
Net loss attributable to common stockholders	(2,412,725)	(2,748,977)	(1,957,502)	(2,438,027)
Net loss per Class A share-basic and diluted	(0.43)	(0.37)	(0.24)	(0.27)
Net loss per Class T share-basic and diluted	(0.43)	(0.37)	(0.24)	(0.27)
Net loss per Class W share- basic and diluted	(0.43)	(0.37)	(0.24)	(0.27)

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$358,104	$824,113	$1,565,837	3,015,974
Total operating expenses	952,026	1,877,012	2,394,010	4,058,474
Operating loss	(593,922)	(1,052,899)	(828,173)	(1,042,500)
Net loss	(568,747)	(956,985)	(1,185,278)	(2,008,943)
Net loss attributable to common stockholders	(566,467)	(954,195)	(1,182,557)	(2,005,066)
Net loss per Class A share-basic and diluted	(0.26)	(0.32)	(0.31)	(0.44)
Net loss per Class T share-basic and diluted	(0.26)	(0.32)	(0.31)	(0.44)
Net loss per Class W share- basic and diluted	(0.26)	(0.32)	(0.31)	(0.44)

Note 9. Declaration of Distributions

Cash Distribution Declaration

On December 18, 2019, our board of directors declared a daily distribution rate for the first quarter of 2020 of approximately $0.00427 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books as of the close of business on each day during the period commencing on January 1, 2020 and ending March 31, 2020. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00361 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00396 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 10. Potential Acquisitions

San Gabriel Property

On January 4, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in San Gabriel, California (the “San Gabriel Property”). The purchase price for the San Gabriel Property is approximately $13.5 million, plus closing and acquisition costs. We expect the acquisition of the San Gabriel Property to close in the first half of 2021 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our Public Offering and/or debt financing. If we fail to acquire the San Gabriel Property, in addition to the incurred acquisition costs, we may also forfeit approximately $200,000 in earnest money as a result.

Piscataway Property

On August 7, 2019, a subsidiary of our Sponsor assigned its interest in a purchase and sale agreement, as subsequently amended, with an unaffiliated third party for the acquisition of a self storage facility located in Piscataway, New Jersey (the “Piscataway Property”) to one of our subsidiaries. The purchase price for the Piscataway Property is approximately $8.5 million, plus closing and acquisition costs. We expect the acquisition of the Piscataway Property to close in the second quarter of 2020. We expect to fund such acquisition with net proceeds from our Public Offering and/or our revolving credit facility. If we fail to acquire the Piscataway Property, we may also forfeit approximately $100,000 in earnest money as a result.

Note 11. Subsequent Events

Completed Acquisition

Escondido Property

On April 16, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in Escondido, California (the “Escondido Property”). On January 17, 2020, upon issuance of the certificate of occupancy, we acquired the Escondido Property for a purchase price of approximately $18.0 million plus closing and acquisition costs which was primarily funded with a $9.0 million draw on the Revolving KeyBank Credit Facility and a $7.0 million draw on the KeyBank Bridge Loan.  In conjunction with the acquisition, our approximately $2.5 million preferred equity investment in the entity that developed the Escondido Property along with the preferred return was redeemed as a reduction to the purchase price.  Such investment had an annual preferred return of 8%, paid quarterly, with an additional 4% preferred return redeemable at the close of the property. We accounted for this preferred equity investment using the equity method of accounting and it is included in other assets in the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively.

 Potential Acquisition

Punta Gorda Property

On March 17, 2020, a subsidiary of our Sponsor assigned its interest in a purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility located in Punta Gorda, Florida (the “Punta Gorda Property”) to one of our subsidiaries. The purchase price for the Punta Gorda Property is approximately $17.5 million, plus closing and acquisition costs. We expect the acquisition of the Punta Gorda Property to close in the second quarter of 2020. We expect to fund such acquisition with net proceeds from our Public Offering and/or debt financing. If we fail to acquire the Punta Gorda Property, we may also forfeit approximately $175,000 in earnest money as a result.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

CMBS Loan

On January 31, 2020, we, through seven wholly-owned special purposes entities, entered into a $40.5 million CMBS financing with KeyBank National Association (“KeyBank”) as lender pursuant to a mortgage loan (the “CMBS Loan”). We used $40 million of the proceeds from the CMBS Loan to pay down the Revolving KeyBank Credit Facility, as described below under the heading “Revolving KeyBank Credit Facility.” The CMBS Loan is secured by a first mortgage or deed of trust on each of seven properties owned by us. The loan has a maturity date of February 1, 2030. Monthly payments due under the loan agreement (the “CMBS Loan Agreement”) are interest-only, with the full principal amount becoming due and payable on the maturity date.

The amounts outstanding under the CMBS Loan bear interest at an annual fixed rate equal to 3.56%. Commencing two years after securitization, the CMBS Loan may be defeased in whole, but not in part, subject to certain conditions as set forth in the CMBS Loan Agreement.

The loan documents for the CMBS Loan contain: customary affirmative and negative covenants; agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty dated January 31, 2020 in favor of KeyBank, we serve as a non-recourse guarantor with respect to the CMBS Loan.

KeyBank Bridge Loan

On January 17, 2020, we closed on a bridge loan (the “KeyBank Bridge Loan”) with KeyBank. Until March 31, 2020, we may make a limited number of draws on the KeyBank Bridge Loan, up to an aggregate amount of $12 million. The draws are secured by pledges of equity interests in certain of our property owning subsidiaries and a pledge of the proceeds received by us from certain capital events. Concurrent with the closing, we drew $7 million on the KeyBank Bridge Loan to close the Escondido Property, which was secured by a pledge of the equity interests in four of our property owning subsidiaries. Monthly payments are interest only at a rate of LIBOR plus 275 basis points, and the KeyBank Bridge Loan must be paid in full by July 15, 2020. We serve as a full recourse guarantor. On January 29, 2020, we paid down $3 million of the Bridge Loan.

Revolving KeyBank Credit Facility

On January 17, 2020, in conjunction with the acquisition of the Escondido Property we drew $9.0 million on the Revolving KeyBank Credit Facility.  On January 31, 2020, we, through seven wholly-owned special purposes entities, entered into the previously described CMBS Loan.  We used $40 million of the proceeds from the CMBS Loan to pay down the Revolving KeyBank Credit Facility. As a result of this, seven properties were released as collateral under the Revolving KeyBank Credit Facility and now serve as collateral under the CMBS Loan. Accordingly, as of January 31, 2020, we had an outstanding principal balance under the Revolving KeyBank Credit Facility of $73 million.

Offering Status

As of March 6, 2020, in connection with our Private Offering Transaction and Public Offering, we have issued approximately 5,157,000 Class A shares for gross offering proceeds of approximately $127.4 million, approximately 3,829,000 Class T shares for gross offering proceeds of approximately $92.4 million and approximately 1,072,000 Class W shares for gross offering proceeds of approximately $24.4 million.

Novel Coronavirus (COVID-19) Update

In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to many other countries and infections have been reported globally, including in the United States and in some of the markets in which we operate.  Our rental revenue and operating results depend significantly on the demand for self storage space. While we have not seen a significant impact on the demand for self storage space resulting from the COVID-19 outbreak as of the date of this report, if the outbreak causes weakness in national, regional and local economies that negatively impact the demand for self storage space and/or increase bad debts, our business, financial condition, liquidity, results of operations and prospects could be adversely impacted.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

SCHEDULE III

December 31, 2019

			Initial Cost to Company				Gross Carrying Amount at December 31, 2019
Description	ST	Encumbrance	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
Jensen Beach	FL	$2,447,349	$902,914	$3,813,828	$4,716,742	$134,292	$902,914	$3,948,120	$4,851,034	$(414,164)	1979	4/11/2017
Texas City	TX	3,935,535	811,062	6,783,936	7,594,998	188,123	811,062	6,972,059	7,783,121	(526,747)	2010	11/17/2017
Riverside	CA	3,386,735	1,110,557	5,472,815	6,583,372	159,851	1,110,557	5,632,666	6,743,223	(324,429)	1984	3/27/2018
Las Vegas I	NV	4,523,887	2,218,730	6,622,998	8,841,728	69,985	2,218,730	6,692,983	8,911,713	(364,584)	1996	4/05/2018
Puyallup	WA	6,724,029	3,370,390	9,588,463	12,958,853	88,567	3,370,390	9,677,030	13,047,420	(561,924)	1990	5/22/2018
Las Vegas II	NV	6,328,498	2,150,182	10,203,441	12,353,623	94,956	2,150,182	10,298,397	12,448,579	(486,083)	2006	7/18/2018
Naples	FL	13,215,685	6,977,488	19,343,811	26,321,299	49,789	6,977,488	19,393,600	26,371,088	(828,708)	2001	8/01/2018
Woodlands I	TX	4,425,005	932,000	8,791,302	9,723,302	106,227	932,000	8,897,529	9,829,529	(342,984)	2002	10/10/2018
Katy	TX	2,182,207	945,000	8,087,652	9,032,652	82,807	945,000	8,170,459	9,115,459	(311,438)	2003	10/10/2018
Humble	TX	3,664,572	1,129,000	6,717,806	7,846,806	66,584	1,129,000	6,784,390	7,913,390	(311,907)	2004	10/10/2018
Woodlands II	TX	4,677,156	2,075,000	6,961,618	9,036,618	127,730	2,075,000	7,089,348	9,164,348	(303,244)	2007	10/10/2018
College Station	TX	3,626,971	1,065,000	5,943,870	7,008,870	36,967	1,065,000	5,980,837	7,045,837	(262,260)	2004	10/10/2018
Cypress	TX	3,090,087	1,484,000	5,083,471	6,567,471	82,648	1,484,000	5,166,119	6,650,119	(220,919)	2002	10/10/2018
Queenston	TX	3,149,417	1,314,500	5,614,928	6,929,428	53,867	1,314,500	5,668,795	6,983,295	(214,083)	2007	11/06/2018
Plant City	FL	7,169,002	1,168,000	12,520,543	13,688,543	70,889	1,168,000	12,591,432	13,759,432	(515,665)	2004	1/08/2019
Newark	NJ	14,832,418	12,815,000	15,801,948	28,616,948	5,250	12,815,000	15,807,198	28,622,198	(379,556)	1931	3/26/2019
Redmond	WA	5,685,760	4,506,000	6,584,690	11,090,690	30,123	4,506,000	6,614,813	11,120,813	(100,645)	1997	7/23/2019
Ocoee	FL	—	1,171,000	12,055,585	13,226,585	1,847	1,171,000	12,057,432	13,228,432	(56,295)	2019	11/05/2019
Ardrey Kell	NC	—	2,354,000	15,605,795	17,959,795	3,999	2,354,000	15,609,794	17,963,794	(73,169)	2018	11/05/2019
University City	NC	5,883,526	2,134,000	9,354,821	11,488,821	3,993	2,134,000	9,358,814	11,492,814	(45,267)	2017	11/05/2019
Charlottesville	VA	10,234,368	1,806,270	18,379,250	20,185,520	3,448	1,806,270	18,382,698	20,188,968	(84,539)	2017	11/05/2019
Surprise	AZ	—	1,394,000	6,687,661	8,081,661	66,021	1,394,000	6,753,682	8,147,682	(14,183)	2019	12/12/2019
		$109,182,207	$53,834,093	$206,020,232	$259,854,325	$1,527,963	$53,834,093	$207,548,195	$261,382,288	$(6,742,793)

(1)	The aggregate cost of real estate for United States federal income tax purposes is $284,727,246.

S-1

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2019

Activity in real estate facilities during 2019 was as follows:

2019
Real estate facilities
Balance at beginning of year	$135,980,078
Facility acquisitions	124,338,543
Improvements	1,063,667
Balance at end of year	$261,382,288
Accumulated depreciation
Balance at beginning of year	$(1,769,436)
Depreciation expense	(4,973,357)
Balance at end of year	$(6,742,793)
Real estate facilities, net	$254,639,495

S-2