Form 10-Q
period 2020-03-31
Strategic Storage Trust IV, Inc.
filed 2020-05-13
CIK 1680232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, there were 5,345,345 outstanding shares of Class A common stock, 3,952,551 outstanding shares of Class T common stock and 1,088,386 outstanding shares of Class W common stock of the registrant.

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

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Real estate facilities:
Land	$54,847,927	$53,834,093
Buildings	213,103,334	195,950,218
Site improvements	11,806,231	11,597,977
	279,757,492	261,382,288
Accumulated depreciation	(8,585,153)	(6,742,793)
	271,172,339	254,639,495
Construction in process	612,681	608,203
Real estate facilities, net	271,785,020	255,247,698
Cash and cash equivalents	37,424,963	5,637,176
Restricted cash	277,272	128,177
Investments in unconsolidated real estate ventures	14,790,885	15,116,195
Other assets, net	3,913,870	7,500,324
Debt issuance costs, net of accumulated amortization	1,144,942	1,390,126
Intangible assets, net of accumulated amortization	2,189,298	3,449,999
Total assets	$331,526,250	$288,469,695
LIABILITIES AND EQUITY
Secured debt, net	$142,382,219	$109,105,977
Accounts payable and accrued liabilities	3,589,123	4,671,610
Due to affiliates	4,016,199	3,740,446
Distributions payable	1,252,315	1,139,137
Total liabilities	151,239,856	118,657,170
Commitments and contingencies (Note 7)
Redeemable common stock	7,466,785	5,793,896
Equity:
Strategic Storage Trust IV, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Class A Common stock, $0.001 par value; 315,000,000 shares authorized; 5,249,994 and 4,756,969 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	5,250	4,757
Class T Common stock, $0.001 par value; 315,000,000 shares authorized; 3,873,655 and 3,627,582 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3,874	3,628
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 1,079,182 and 978,115 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,079	978
Additional paid-in capital	213,666,177	196,355,036
Distributions	(20,722,132)	(17,155,027)
Accumulated deficit	(19,075,815)	(15,496,271)
Accumulated other comprehensive (loss) income	(1,172,320)	185,373
Total Strategic Storage Trust IV, Inc. equity	172,706,113	163,898,474
Noncontrolling interests in our Operating Partnership	113,496	120,155
Total equity	172,819,609	164,018,629
Total liabilities and equity	$331,526,250	$288,469,695

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Self storage rental revenue	$5,187,683	$3,437,208
Ancillary operating revenue	46,506	21,920
Total revenues	5,234,189	3,459,128
Operating expenses:
Property operating expenses	2,209,164	1,139,089
Property operating expenses – affiliates	1,110,104	597,985
General and administrative	672,657	473,876
Depreciation	1,881,712	1,061,388
Intangible amortization expense	1,260,700	1,115,227
Acquisition expense – affiliates	150,058	210,822
Other property acquisition expenses	34,957	181,444
Total operating expenses	7,319,352	4,779,831
Operating loss	(2,085,163)	(1,320,703)
Other income (expense):
Interest expense	(998,735)	(853,808)
Interest expense – debt issuance costs	(503,387)	(244,314)
Other	4,535	2,319
Net loss	(3,582,750)	(2,416,506)
Net loss attributable to the noncontrolling interests in our Operating Partnership	3,206	3,781
Net loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(3,579,544)	$(2,412,725)
Net loss per Class A share—basic and diluted	$(0.36)	$(0.43)
Net loss per Class T share—basic and diluted	$(0.36)	$(0.43)
Net loss per Class W share—basic and diluted	$(0.36)	$(0.43)
Weighted average Class A shares outstanding—basic and diluted	5,026,508	3,228,935
Weighted average Class T shares outstanding—basic and diluted	3,757,064	1,937,175
Weighted average Class W shares outstanding—basic and diluted	1,036,303	473,368

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(3,582,750)	$(2,416,506)
Other comprehensive loss:
Foreign currency translation adjustments	(1,357,693)	9,048
Comprehensive loss	(4,940,443)	(2,407,458)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	4,401	3,768
Comprehensive loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(4,936,042)	$(2,403,690)

See notes to consolidated financial statements.

Strategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock										Total
	Class A		Class T		Class W					Accumulated	Strategic	Noncontrolling
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Other Comprehensive Income (Loss)	Storage Trust IV, Inc. Equity	Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2018	2,962,849	$2,964	1,570,411	$1,570	353,991	$354	$102,710,956	$(6,106,597)	$(5,939,040)	$(96,670)	$90,573,537	$145,542	$90,719,079	$2,093,989
Gross proceeds from issuance of common stock	560,391	560	966,126	966	277,021	277	43,669,267	—	—	—	43,671,070	—	43,671,070	—
Offering costs	—	—	—	—	—	—	(4,239,678)	—	—	—	(4,239,678)	—	(4,239,678)	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	72,476	—	—	—	72,476	—	72,476	—
Changes to redeemable common stock	—	—	—	—	—	—	(833,499)	—	—	—	(833,499)	—	(833,499)	833,499
Redemptions of common stock	(3,660)	(4)	—	—	—	—	—	—	—	—	(4)	—	(4)	(83,187)
Distributions	—	—	—	—	—	—	—	(2,045,018)	—	—	(2,045,018)	—	(2,045,018)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,425)	(3,425)	—
Issuance of shares for distribution reinvestment plan	20,407	20	12,567	13	2,629	3	833,463	—	—	—	833,499	—	833,499	—
Stock based compensation expense	—	—	—	—	—	—	4,688	—	—	—	4,688	—	4,688	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(2,412,725)	—	(2,412,725)	—	(2,412,725)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(3,781)	(3,781)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	9,048	9,048	—	9,048	—
Balance as of March 31, 2019	3,539,987	$3,540	2,549,104	$2,549	633,641	$634	$142,217,673	$(8,151,615)	$(8,351,765)	$(87,622)	$125,633,394	$138,336	$125,771,730	$2,844,301

Balance as of December 31, 2019	4,756,969	$4,757	3,627,582	$3,628	978,115	$978	$196,355,036	$(17,155,027)	$(15,496,271)	$185,373	$163,898,474	$120,155	$164,018,629	$5,793,896
Gross proceeds from issuance of common stock	477,581	478	223,219	223	98,529	99	19,624,712	—	—	—	19,625,512	—	19,625,512	—
Offering costs	—	—	—	—	—	—	(2,345,777)	—	—	—	(2,345,777)	—	(2,345,777)	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	24,467	—	—	—	24,467	—	24,467	—
Changes to redeemable common stock	—	—	—	—	—	—	(1,672,889)	—	—	—	(1,672,889)	—	(1,672,889)	1,672,889
Redemptions of common stock	(19,690)	(20)	(8,734)	(9)	(4,599)	(5)	—	—	—	—	(34)	—	(34)	—
Distributions	—	—	—	—	—	—	—	(3,567,105)	—	—	(3,567,105)	—	(3,567,105)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,453)	(3,453)	—
Issuance of shares for distribution reinvestment plan	35,134	35	31,588	32	7,137	7	1,672,815	—	—	—	1,672,889	—	1,672,889	—
Stock based compensation expense	—	—	—	—	—	—	7,813	—	—	—	7,813	—	7,813	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(3,579,544)	—	(3,579,544)	—	(3,579,544)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(3,206)	(3,206)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,357,693)	(1,357,693)	—	(1,357,693)	—
Balance as of March 31, 2020	5,249,994	$5,250	3,873,655	$3,874	1,079,182	$1,079	$213,666,177	$(20,722,132)	$(19,075,815)	$(1,172,320)	$172,706,113	$113,496	$172,819,609	$7,466,785

See notes to consolidated financial statements.

STrategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,582,750)	$(2,416,506)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,142,412	2,176,615
Amortization of debt issuance costs	503,387	244,314
Stock based compensation expense related to issuance of restricted stock	7,813	4,688
Changes in operating assets and liabilities:
Other assets, net	(325,290)	(81,072)
Accounts payable and accrued liabilities	(189,921)	(503,039)
Due to affiliates	65,171	83,345
Net cash used in operating activities	(379,178)	(491,655)
Cash flows from investing activities:
Purchase of real estate	(14,263,127)	(43,165,491)
Additions to real estate facilities	(735,429)	(140,495)
Deposits on acquisitions of real estate	(175,000)	(500,000)
Investments in unconsolidated real estate ventures	(1,369,157)	(4,179,081)
Deposits on acquisitions of investments in unconsolidated real estate ventures	—	(344,662)
Return of preferred equity method investment	—	50,000
Net cash used in investing activities	(16,542,713)	(48,279,729)
Cash flows from financing activities:
Proceeds from issuance of revolving secured debt	9,000,000	—
Proceeds from issuance of secured debt	78,042,500	6,000,000
Repayment of revolving secured debt	(46,000,000)	—
Repayment of secured debt	(7,000,000)	—
Scheduled principal payments on secured debt	(31,466)	(29,527)
Debt issuance costs	(355,566)	(98,591)
Gross proceeds from issuance of common stock	19,687,733	43,261,870
Offering costs	(1,952,040)	(2,857,517)
Redemption of common stock	(747,897)	(82,213)
Distributions paid to common stockholders	(1,781,034)	(1,019,952)
Distributions paid to noncontrolling interest in our Operating Partnership	(3,457)	(3,425)
Net cash provided by financing activities	48,858,773	45,170,645
Net change in cash, cash equivalents and restricted cash	31,936,882	(3,600,739)
Cash, cash equivalents and restricted cash, beginning of period	5,765,353	15,795,440
Cash, cash equivalents and restricted cash, end of period	$37,702,235	$12,194,701
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$998,073	$835,335
Deposits applied to purchase of real estate	$750,000	$1,400,000
Preferred equity method investment applied to purchase of real estate	$2,300,000	$—
Preferred return on preferred equity method investment applied to purchase of real estate	$255,780	$—
Additions to real estate facilities included in accounts payable and accrued liabilities	$183,667	$—
Proceeds from issuance of common stock in accounts payable and accrued liabilities	$275,000	$680,000
Offering costs included in due to affiliates	$528,843	$1,385,376
Offering costs included in accounts payable and accrued liabilities	$196,499	$47,532
Redemption of common stock in accounts payable and accrued liabilities	$—	$83,187
Distributions payable	$1,252,315	$795,064
Issuance of shares pursuant to distribution reinvestment plan	$1,672,889	$833,499
Foreign currency translation adjustment	$1,357,693	$9,048
Investments in unconsolidated real estate ventures included in accounts payable and accrued expenses	$377,350	$—

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction”). Due to the proceeds raised in our Private Offering Transaction, there was not a minimum number of shares we needed to sell before accepting subscriptions for the Primary Offering. On March 17, 2017 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective and we commenced formal operations. As of March 31, 2020, approximately 4.9 million Class A shares for gross offering proceeds of approximately $122.2 million, approximately 3.9 million Class T shares for gross offering proceeds of approximately $93.9 million and approximately 1.1 million Class W shares for gross offering proceeds of approximately $24.8 million had been sold in the Public Offering. We may continue to sell shares in the Public Offering until the earlier of 180 days after the third anniversary of the effective date of the Public Offering, September 13, 2020, or the effective date of the registration statement for our follow-on offering (SEC Registration No. 333-236176), which we initially filed with the SEC on January 31, 2020. We also reserve the right to terminate the Public Offering at any time. On April 17, 2020, our board of directors approved the suspension of our Primary Offering, effective as of April 30, 2020.  See Note 11 – Subsequent Events.

We have invested the net proceeds from our Private Offering Transaction and the Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of March 31, 2020, we owned 23 operating self storage properties located in nine states (Arizona, California, Florida, Nevada, New Jersey, North Carolina, Texas, Virginia and Washington).

As of March 31, 2020, we owned 50% equity interests in four unconsolidated real estate ventures in the Greater Toronto Area that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. In addition, we had entered into two other contribution agreements with respect to two separate tracts of land in the Greater Toronto Area owned by SmartCentres. For more information, see Note 4.

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

Our operating partnership, Strategic Storage Operating Partnership IV, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on June 2, 2016. On June 15, 2016, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 (8,889 partnership units) and on June 15, 2016, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. As of March 31, 2020, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.1% of the common units are owned by our Advisor.

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

Our dealer manager is Select Capital Corporation, a California corporation (our “Dealer Manager”). On February 10, 2017, the Company executed a dealer manager agreement, as amended (the “Dealer Manager Agreement”), with our Dealer Manager. Our Dealer Manager is responsible for marketing our shares to be offered pursuant to our Primary Offering. Our Prior Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager. On April 17, 2020, in accordance with the provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Dealer Manager.  See Note 11 – Subsequent Events.

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

As of March 31, 2020, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are all accounted for under the equity method of accounting.  Please see Note 4. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

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

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes and capital improvements in connection with the requirements of two of our loan agreements.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded none and approximately $2.3 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the three months ended March 31, 2020 and 2019, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the three months ended March 31, 2020 and 2019, our acquisitions have not met the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the three months ended March 31, 2020 and 2019, we acquired one and two properties, respectively, that did not meet the definition of a business, and we capitalized approximately $25,000 and $65,000, respectively, of acquisition-related transaction costs.

During the three months ended March 31, 2020 and 2019, we expensed approximately $0.2 million and $0.4 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three months ended March 31, 2020 and 2019, no impairment losses were recognized.

Revenue Recognition

Management believes that all of our leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from any long-term operating leases are recognized on a straight-line basis over the term of the lease. In March 2019, in connection with the acquisition of a self storage facility in Newark, New Jersey, we entered into a ten year operating lease with the seller for warehouse space. The lease contains scheduled base rent increases and contractual future minimum lease payments totaling approximately $6.3 million. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in accounts payable and accrued liabilities in our consolidated balance sheets and contractually due but unpaid rent is included in other assets.

Allowance for Doubtful Accounts

Tenant accounts receivable is reported net of an allowance for doubtful accounts. Management records a general reserve estimate based upon a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change in the future.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of both March 31, 2020 and December 31, 2019, the gross amounts allocated to in-place lease intangibles were approximately $10.5 million, and accumulated amortization of in-place lease intangibles totaled approximately $8.3 million and $7.1 million, respectively.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2020 and 2021 is approximately $1.8 million and $0.4 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with our revolving credit facility are presented as debt issuance costs on our consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2020 and December 31, 2019, accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.3 million and $0.2 million, respectively.

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of March 31, 2020 and December 31, 2019, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $18,000 and $4,000, respectively.

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

On April 17, 2020, in accordance with the provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Dealer Manager.  See Note 11 – Subsequent Events.

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, we were not able to honor redemption requests made for the quarter ended March 31, 2020 which totaled approximately $0.7 million (approximately 33,000 shares). Also, on March 30, 2020, our board of directors approved the suspension of our share redemption program effective on April 29, 2020.

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

The table below summarizes our fixed rate notes payable at March 31, 2020 and December 31, 2019. The estimated fair value of financial instruments are subjective in nature and are dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	March 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$42,200,000	$42,650,742	$2,300,000	$2,182,207

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the three months ended March 31, 2020:

Real estate facilities
Balance at December 31, 2019	$261,382,288
Facility acquisitions	17,568,907
Improvements and additions	806,297
Balance at March 31, 2020	$279,757,492
Accumulated depreciation
Balance at December 31, 2019	$(6,742,793)
Depreciation expense	(1,842,360)
Balance at March 31, 2020	$(8,585,153)

The following table summarizes the purchase price allocation for our acquisition during the three months ended March 31, 2020:

Property	Acquisition Date	Real Estate Assets(1)	Intangibles	Total(2)	2020 Revenue(3)	2020 Property Operating Loss(3)(4)
Escondido – CA	01/17/20	$17,568,907	$—	$17,568,907	$10,944	$(98,369)
		$17,568,907	$—	$17,568,907	$10,944	$(98,369)

(1)	The Escondido Property is a newly developed self storage facility that was acquired upon issuance of the certificate of occupancy. In conjunction with the acquisition, our approximately $2.3 million net preferred equity investment in the entity that developed the Escondido Property along with the preferred return was redeemed as a reduction to the purchase price. Such investment had an annual preferred return of 8%, paid quarterly, with an additional 4% preferred return redeemable at the close of the property. We accounted for this preferred equity investment using the equity method of accounting and it was included in other assets in the accompanying consolidated balance sheet as of December 31, 2019.
(2)

The allocation noted above is based on a determination of the relative fair value of the total consideration provided and represents the amount paid for the transaction, including capitalized acquisition costs.

(3)	The operating results of the facility acquired above has been included in our consolidated statement of operations since its respective acquisition date.
(4)	Property operating loss excludes corporate general and administrative expenses, asset management fees, depreciation, amortization, and acquisition expenses.

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

The following table summarizes our investments in unconsolidated real estate ventures:

				Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Equity Ownership %	March 31, 2020	December 31, 2019
Oshawa Property	Oshawa, Ontario	September 2018	50%	$839,749	$1,793,565
East York Property	East York, Ontario	January 2019	50%	6,904,770	7,069,314
Brampton Property	Brampton, Ontario	September 2019	50%	3,601,466	3,249,402
Vaughan Property	Vaughan, Ontario	August 2019	50%	3,351,442	2,902,858
Scarborough Property	Scarborough, Ontario	Expected in second half of 2020	50%	69,384	74,847
Kingspoint Property	Kingspoint, Ontario	Expected in first half of 2021	50%	24,074	26,209
				$14,790,885	$15,116,195

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

Note 5. Secured Debt

The Company’s debt is summarized as follows:

Secured Debt	March 31, 2020	December 31, 2019	Interest Rate	Maturity Date
Revolving KeyBank Credit Facility	$70,000,000	$107,000,000	2.5%	6/27/2022
Katy Loan	2,150,742	2,182,207	6.4%	9/1/2031
KeyBank CMBS Loan	40,500,000	—	3.6%	2/1/2030
TCF Loan	30,542,500	—	3.9%	3/30/2023
Debt issuance costs, net	(811,023)	(76,230)
Total Secured Debt	$142,382,219	$109,105,977

The weighted average interest rate on our consolidated debt as of March 31, 2020 was approximately 3.13%.

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

Under the terms of the Revolving KeyBank Credit Facility, we had an initial maximum borrowing capacity of $55 million. On June 27, 2019, $43 million was drawn on the Revolving KeyBank Credit Facility to repay in full and terminate the KeyBank Credit Facility. The Revolving KeyBank Credit Facility may be increased to a maximum credit facility size of $300 million, in minimum increments of $20 million, which KeyBank will arrange on a best efforts basis. On August 9, 2019, we entered into an amendment and joinder to amend and restate the Revolving KeyBank Credit Facility (the “First Amendment”) with KeyBank. Under the terms of the First Amendment, we added an additional $45 million to our maximum borrowing capacity for a total of $100 million with the admission of Texas Capital Bank (“Texas Capital”), Fifth Third Bank (“Fifth Third”) and SunTrust Bank (“SunTrust”) (the “Subsequent Lenders”). The Subsequent Lenders also became a party to the Revolving KeyBank Credit Facility through a joinder agreement in the First Amendment.

On November 5, 2019, we entered into an amendment and joinder to amend and restate the Revolving KeyBank Credit Facility (the “Second Amendment”) with KeyBank. Under the terms of the Second Amendment, we added an additional $35 million to increase our maximum borrowing capacity to a total of $135 million.  In conjunction with the increase of the maximum borrowing capacity we drew $65 million on the Revolving KeyBank Credit Facility to acquire four properties (Ocoee, Ardrey Kell, Charlottesville, and University City) and three properties were added as collateral to the loan (Redmond, Charlottesville, and University City).

On January 17, 2020, in conjunction with the acquisition of the Escondido Property we drew $9.0 million on the Revolving KeyBank Credit Facility.  On January 31, 2020, we, through seven wholly-owned special purpose entities, entered into a $40.5 million CMBS financing with KeyBank as lender pursuant to a mortgage loan (the “CMBS Loan”), see CMBS Loan section below for further details.  We used $40 million of the proceeds from the CMBS Loan to pay down the Revolving KeyBank Credit Facility. As a result of this, seven properties (Jensen Beach, Texas City, Riverside, Las Vegas I, Puyallup, Las Vegas II, and Plant City) were released as collateral under the Revolving KeyBank Credit Facility and now serve as collateral under the CMBS Loan. On April 14, 2020, we repaid an additional $7 million on the Revolving KeyBank Credit Facility. Accordingly, as of April 14, 2020, the outstanding balance was $63 million.

The Revolving KeyBank Credit Facility is a revolving loan with an initial term of three years, maturing on June 27, 2022, with two one-year extension options subject to certain conditions outlined further in the Revolving KeyBank Credit Facility. Monthly payments due pursuant to the Revolving KeyBank Credit Facility are interest-only and the principal balance is due at maturity. The Revolving KeyBank Credit Facility bears interest based on the type of borrowing. The ABR Loans bear interest at the lesser of (x) the Alternate Base Rate (as defined in the Revolving KeyBank Credit Facility) plus the Applicable Rate, or (y) the Maximum Rate (as defined in the Revolving KeyBank Credit Facility). The Eurodollar Loans bear interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the Revolving KeyBank Credit Facility) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the Revolving KeyBank Credit Facility). The Applicable Rate means the percentage rate corresponding to our total leverage, which are as follows for Eurodollar Loans: (1) 225 basis points with a total leverage ratio greater than or equal to 55%; (2) 200 basis points with a total leverage ratio greater than or equal to 45% but less than 55%; (3) 175 basis points with a total leverage ratio greater than or equal to 35% but less than 45%; and (4) 150 basis points with a total leverage ratio less than 35%. As of March 31, 2020, the total interest rate was approximately 2.5% which was based on LIBOR plus 150 basis points. Our Operating Partnership purchased an interest rate cap with a notional amount of $105 million, such that in no event will LIBOR exceed 3.00% thereon through July 1, 2021.

The Revolving KeyBank Credit Facility is fully recourse, jointly and severally, to each of the Borrowers and is secured by cross-collateralized first mortgage liens on the Mortgaged Properties (as defined in the Revolving KeyBank Credit Facility). As of March 31, 2020, the facility encumbered the following 11 properties (Naples, Woodlands I, Humble, Woodlands II, College Station, Cypress, Queenston, Newark, Redmond, Charlottesville, and University City). The Revolving KeyBank Credit Facility may be prepaid or terminated at any time without penalty, provided, however, that the Lenders shall be indemnified for any breakage costs. Pursuant to that certain guaranty (the “KeyBank Guaranty”), dated as of June 27, 2019, in favor of the Lenders, we serve as a guarantor of all obligations due under the Revolving KeyBank Credit Facility.

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

The Revolving KeyBank Credit Facility contains: customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan documents. In particular, the aggregate borrowing base availability under the Revolving KeyBank Credit Facility is limited by a minimum Debt-Service-Coverage-Ratio, maximum Loan-to-Value Ratio, minimum number of Mortgaged Properties, and minimum required Pool Value for the Mortgaged Properties (capitalized terms are as defined in the Revolving KeyBank Credit Facility). In addition, we must meet certain requirements as of the close of each fiscal quarter including a maximum Total Leverage Ratio, a minimum Tangible Net Worth, a minimum Fixed Charge Ratio and required Interest Rate Protection (capitalized terms are as defined in the Revolving KeyBank Credit Facility). We are in compliance with all such covenants.

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

KeyBank Bridge Loan

On January 17, 2020, we closed on a bridge loan (the “KeyBank Bridge Loan”) with KeyBank that allowed for a limited number of draws, up to an aggregate amount of $12 million. The loan was secured by pledges of equity interests in four of our property owning subsidiaries and a pledge of the proceeds received by us from certain capital events. Concurrent with the closing, we drew $7 million on the KeyBank Bridge Loan to acquire the Escondido Property. Monthly payments were interest only at a rate of LIBOR plus 275 basis points, and the loan had a maturity date of July 15, 2020. We served as a full recourse guarantor for the KeyBank Bridge Loan. On January 29, 2020, we paid down $3 million of the outstanding loan balance.  On March 30, 2020, in conjunction with obtaining the TCF Loan (as discussed below), the remaining $4 million balance on the KeyBank Bridge Loan was repaid and the loan was terminated.

CMBS Loan

On January 31, 2020, we, through seven wholly-owned special purpose entities, entered into a $40.5 million CMBS financing with KeyBank as lender pursuant to a mortgage loan (the “CMBS Loan”). We used $40 million of the proceeds from the CMBS Loan to pay down the Revolving KeyBank Credit Facility. The CMBS Loan is secured by a first mortgage or deed of trust on each of seven properties owned by us (Jensen Beach, Texas City, Riverside, Las Vegas I, Puyallup, Las Vegas II, and Plant City). The separate assets of these encumbered properties are not available to pay our other debt. The loan has a maturity date of February 1, 2030. Monthly payments due under the loan agreement (the “CMBS Loan Agreement”) are interest-only, with the full principal amount becoming due and payable on the maturity date.

The amounts outstanding under the CMBS Loan bear interest at an annual fixed rate equal to 3.56%. Commencing two years after securitization, the CMBS Loan may be defeased in whole, but not in part, subject to certain conditions as set forth in the CMBS Loan Agreement.

The loan documents for the CMBS Loan contain: customary affirmative and negative covenants; agreements; representations; warranties and borrowing conditions; reserve requirements and events of default all as set forth in such loan documents. In addition, and pursuant to the terms of the limited recourse guaranty dated January 31, 2020 in favor of KeyBank, we serve as a non-recourse guarantor with respect to the CMBS Loan. We are in compliance with all such covenants.

TCF Loan

On March 30, 2020, we, through four wholly-owned special purpose entities (collectively, the “Borrowers”), entered into a term loan agreement (the “TCF Loan Agreement”) with TCF National Bank, a national banking association (“TCF”), as lead arranger and administrative agent for up to $31.5 million (the “TCF Loan”). At closing, we drew approximately $30.5 million and utilized $4 million to pay off the KeyBank Bridge Loan. The remaining $1 million serves as an interest holdback to cover monthly interest payments until fully utilized. The TCF Loan is secured by a first mortgage on each of the Ocoee Property, the Ardrey Kell Property, the Surprise Property, and the Escondido Property (the “TCF Properties”).

The interest rate on the TCF Loan is equal to the greater of (i) 3.75% per annum or (ii) an adjustable annual rate equal to LIBOR plus 3.00%. Upon achievement of certain financial conditions, the interest rate will be equal to the greater of (i) 3.50% per annum or (ii) an adjustable annual rate equal to LIBOR plus 2.50%. As of March 31, 2020, the interest rate on the TCF Loan was approximately 3.9%.  In April 2020, our Operating Partnership purchased an interest rate cap with a notional amount of $30.5 million, such that in no event will LIBOR exceed 0.75% thereon through May 2022.

The TCF Loan has an initial term of three years, maturing on March 30, 2023, with two one-year extension options subject to certain conditions outlined further in the TCF Loan documents. During the initial term, monthly payments are interest only; during any extension periods, monthly payments are principal and interest.

The TCF Loan Agreement also contains a debt service coverage ratio covenant applicable to the Borrowers whereby, commencing on March 31, 2022, the TCF Properties must have a debt service coverage ratio of not less than 1.20 to 1.00. The TCF Loan Agreement also contains: customary affirmative, negative and financial covenants; agreements; representations; warranties and borrowing conditions; and events of default all as set forth in such loan agreement.

We serve as a limited recourse guarantor with respect to the TCF Loan during the initial term. Our obligations as guarantor may decrease based on the debt service coverage ratio on the TCF Properties.

The following table presents the future principal payment requirements on outstanding secured debt as of March 31, 2020:

2020	$97,457
2021	137,392
2022	70,146,419
2023	30,698,538
2024	166,290
2025 and thereafter	41,947,146
Total payments	143,193,242
Debt issuance costs, net	(811,023)
Total	$142,382,219

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

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As noted above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor will fund, and will not be reimbursed for, 1.15% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, and is required to reimburse us within 60 days after the end of the month in which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering.

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees, dealer manager servicing fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Primary Offering. Our Advisor also receives a monthly asset management fee equal to 0.0833%, which is one-twelfth of 1%, of our aggregate asset value, as defined. Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio.

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

As of March 31, 2020 and 2019, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

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

Our Dealer Manager enters into participating dealer agreements with certain other broker-dealers which authorizes them to sell our shares. Upon sale of our shares by such broker-dealers, our Dealer Manager will re-allow all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Dealer Manager, payment of attendance fees required for employees of our Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Dealer Manager will also receive reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses are considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Primary Offering, may not exceed 3% of gross offering proceeds from sales in the Primary Offering. We record a liability as due to affiliates for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

On April 17, 2020, in accordance with the provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Dealer Manager.  See Note 11 – Subsequent Events.

Affiliated Dealer Manager

Our Prior Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Dealer Manager.

Property Management Agreement

Our Property Manager receives: (i) a monthly management fee for the property equal to the greater of $3,000 or 6% of the gross revenues from the property plus reimbursement of the Property Manager’s costs of managing the property and (ii) a construction management fee equal to 5% of the cost of construction or capital improvement work in excess of $10,000. In addition, our Property Manager or an affiliate has the exclusive right to offer tenant insurance plans, tenant protection plans or similar programs (collectively “Tenant Programs”) to customers at our properties and is entitled to substantially all of the benefits of such Tenant Programs. The property management agreement has a three year term and automatically renews for successive three year periods thereafter, unless we or our Property Manager provide prior written notice at least 90 days prior to the expiration of the term. After the end of the initial three year term, either party may terminate a property management agreement generally upon 60 days prior written notice. With respect to each new property we acquire for which we enter into a property management agreement with our Property Manager we will also pay our Property Manager a one-time start-up fee in the amount of $3,750.

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

It is the duty of our board of directors to evaluate the performance of our Transfer Agent. Fees paid to our Transfer Agent are based on a fixed quarterly fee, one-time account setup fees and monthly open account fees. In addition, we will reimburse our Transfer Agent for all reasonable expenses or other changes incurred by it in connection with the provision of its services to us, and we will pay our Transfer Agent fees for any additional services we may request from time to time, in accordance with its rates then in effect. Upon the request of our Transfer Agent, we may also advance payment for substantial reasonable out-of-pocket expenditures to be incurred by it.

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2019 and the three months ended March 31, 2020, as well as any related amounts payable as of December 31, 2019 and March 31, 2020:

	Year Ended December 31, 2019			Three Months Ended March 31, 2020
	Incurred	Paid	Payable	Incurred	Paid	Payable
Expensed
Operating expenses (including organizational costs)	$1,247,017	$1,200,196	$73,437	$445,758	$345,861	$173,334
Asset management fees	2,027,231	1,989,408	45,656	771,186	802,886	13,956
Property management fees	1,014,881	1,014,881	—	338,918	338,918	—
Transfer Agent expenses	275,899	273,542	12,900	84,600	87,626	9,874
Acquisition expenses	652,167	652,167	—	150,058	150,058	—
Capitalized
Acquisition expenses	44,740	44,740	—	10,800	10,800	—
Additional Paid-in Capital
Selling commissions	4,702,176	4,714,469	33,020	989,641	937,019	85,642
Dealer Manager fees	1,774,215	1,772,811	17,657	340,146	329,567	28,236
Stockholder Servicing Fees and Dealer Manager Servicing Fees(1)	2,661,417	729,179	3,528,011	346,550	237,819	3,636,742
Offering costs	266,409	254,946	29,765	82,483	43,833	68,415
Total	$14,666,152	$12,646,339	$3,740,446	$3,560,140	$3,284,387	$4,016,199

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

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 27, 2018 (the “JV Agreement”), our TRS will receive 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate will receive the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the three months ended March 31, 2020 and 2019, an affiliate of our Property Manager received net revenue from this joint venture of approximately $170,000 and $60,000, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the three months ended March 31, 2020 and 2019, we paid approximately $3,000 and $1,500 in fees to the Auction Company related to our properties, respectively. Our properties receive the proceeds from such online auctions.

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

As of March 31, 2020, we have sold approximately 205,000 Class A shares, 152,000 Class T shares and 34,000 Class W shares through our distribution reinvestment plan offering.

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, we were not able to honor redemption requests made for the quarter ended March 31, 2020 which totaled approximately $0.7 million (approximately 33,000 shares). Also, on March 30, 2020, our board of directors approved the suspension of our share redemption program effective on April 29, 2020.

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

Note 8. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below.

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Total revenues	$3,459,128	$4,309,571	$4,502,793	$4,976,849	$5,234,189
Total operating expenses	4,779,831	5,400,052	5,929,491	6,550,524	7,319,352
Operating loss	(1,320,703)	(1,090,481)	(1,426,698)	(1,573,675)	(2,085,163)
Net loss	(2,416,506)	(2,752,178)	(1,959,538)	(2,440,506)	(3,582,750)
Net loss attributable to common stockholders	(2,412,725)	(2,748,977)	(1,957,502)	(2,438,027)	(3,579,544)
Net loss per Class A share-basic and diluted	(0.43)	(0.37)	(0.24)	(0.27)	(0.36)
Net loss per Class T share-basic and diluted	(0.43)	(0.37)	(0.24)	(0.27)	(0.36)
Net loss per Class W share-basic and diluted	(0.43)	(0.37)	(0.24)	(0.27)	(0.36)

Note 9. Declaration of Distributions

Cash Distribution Declaration

In order to give our board of directors maximum flexibility to monitor and evaluate the situation related to the financial impact of COVID-19, on March 30, 2020, our board of directors decided to change from quarterly to monthly authorization of distributions for the second quarter of 2020 and the foreseeable future. In addition, on March 30, 2020, our board of directors declared a daily distribution rate for the month of April 2020 of approximately $0.00427 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on April 1, 2020 and ending April 30, 2020. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00361 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00396 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 10. Potential Acquisitions

San Gabriel Property

On January 4, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in San Gabriel, California (the “San Gabriel Property”). The purchase price for the San Gabriel Property is approximately $13.5 million, plus closing and acquisition costs. We expect the acquisition of the San Gabriel Property to close in the first half of 2021 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our offering and/or debt financing. If we fail to acquire the San Gabriel Property, in addition to the incurred acquisition costs, we may also forfeit approximately $200,000 in earnest money as a result.

Punta Gorda Property

On March 17, 2020, a subsidiary of our Sponsor assigned its interest in a purchase and sale agreement with an unaffiliated third party for the acquisition of a self storage facility located in Punta Gorda, Florida (the “Punta Gorda Property”) to one of our subsidiaries. The purchase price for the Punta Gorda Property is approximately $17.5 million, plus closing and acquisition costs. We expect the acquisition of the Punta Gorda Property to close in the second or third quarter of 2020. We expect to fund such acquisition with net proceeds from our offering and/or debt financing. If we fail to acquire the Punta Gorda Property, we may also forfeit approximately $175,000 in earnest money as a result.

Note 11.  Subsequent Events

Piscataway Property – Termination of Purchase and Sale Agreement

On August 7, 2019, a subsidiary of our Sponsor assigned its interest in a purchase and sale agreement, as subsequently amended, with an unaffiliated third party for the acquisition of a self storage facility located in Piscataway, New Jersey (the “Piscataway Property”) to one of our subsidiaries. The purchase price for the Piscataway Property was approximately $8.5 million. On April 30, 2020, the Piscataway Property purchase and sale agreement was terminated according to its terms and our deposit of $200,000 was returned in full. We will also be reimbursed for certain of our acquisition related costs in accordance with the agreement.

Offering Status

As of May 1, 2020, in connection with our Offerings we have issued approximately 5.3 million Class A shares for gross offering proceeds of approximately $132.0 million, approximately 4.0 million Class T shares for gross offering proceeds of approximately $95.7 million and approximately 1.1 million Class W shares for gross offering proceeds of approximately $25.0 million.

Novel Coronavirus (COVID-19) Update

Subsequent to March 31, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. The COVID-19 pandemic and the resulting effects, including shutdowns or weakness in national, regional and local economies that negatively impact the demand for self storage space have impacted and could continue to adversely impact our business, financial condition, liquidity and results of operations, however the extent and duration to which our operations will be impacted is highly uncertain and cannot be predicted.

Termination of Dealer Manager Agreement

On April 17, 2020, in accordance with the provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Dealer Manager.

Suspension of Primary Offering

Based upon various factors, including the uncertainty relating to the ongoing COVID-19 outbreak and its potential economic impact, the status of fundraising in the non-traded REIT industry due to such uncertainty, and the approval by our board of directors of the termination of the Dealer Manager Agreement, on April 17, 2020, our board of directors approved the suspension of our Primary Offering, effective as of April 30, 2020.

Cash Distribution Declaration

On April 27, 2020, our board of directors declared a daily distribution rate for the month of May 2020 of approximately $0.00427 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on May 1, 2020 and ending May 31, 2020. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00361 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00396 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

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

On March 17, 2017, we commenced a public offering of a maximum of $1 billion in common shares for sale to the public (the “Primary Offering”) and $95 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). We may continue to sell shares in the Public Offering until the earlier of 180 days after the third anniversary of the effective date of the Public Offering, September 13, 2020, or the effective date of the registration statement for our follow-on offering (SEC Registration No. 333-236176), which we initially filed with the SEC on January 31, 2020. We also reserve the right to terminate the Public Offering at any time. On April 17, 2020, our board of directors approved the suspension of our Primary Offering, effective as of April 30, 2020.

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

As of March 31, 2020, we owned 23 self storage facilities located in nine states comprising approximately 17,020 units and approximately 1,935,000 rentable square feet.

As of March 31, 2020, we owned 50% equity interests in four unconsolidated real estate ventures in the Greater Toronto Area that are intended to be developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust (“SmartCentres”) owning the other 50% of such entities. In addition, we had entered into two other contribution agreements with respect to two separate tracts of land in the Greater Toronto Area owned by SmartCentres. For more information, see Note 4 of the Notes to the Consolidated Financial Statements contained in this report.

As of March 31, 2020, our self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Arizona	1	720	79,000	4.1%	N/A	(5)	0.2%
California	2	1,620	154,000	8.0%	88%	(6)	3.7%
Florida	4	3,030	413,100	21.3%	89%	(7)	21.3%
Nevada	2	1,220	131,500	6.8%	93%		9.1%
New Jersey	1	1,900	158,000	8.2%	73%		13.2%
North Carolina	2	1,910	176,500	9.1%	N/A	(8)	7.8%
Texas	8	4,610	605,900	31.3%	89%		30.1%
Virginia	1	830	71,000	3.7%	N/A	(9)	5.1%
Washington	2	1,180	146,000	7.5%	92%		9.5%
	23	17,020	1,935,000	100%	89%	(3)	100%

(1)	Includes all rentable units, consisting of storage units and parking units (approximately 650 units).
(2)	Includes all rentable square feet consisting of storage units and parking units (approximately 230,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of March 31, 2020. The Ocoee, Ardrey Kell, University City, Charlottesville, Surprise, and Escondido properties are lease-up or certificate of occupancy properties and were excluded from the total physical occupancy statistics above.

(4)	Represents rental income for all facilities we own in a state divided by our total rental income for the month ended March 31, 2020.
(5)	We acquired the Surprise property, at certificate of occupancy, with initial occupancy of 0%, in December 2019. The occupancy was approximately 14% as of March 31, 2020.
(6)	We acquired the Escondido property, at certificate of occupancy, with initial occupancy of 0%, in January 2020. The occupancy was approximately 15% as of March 31, 2020.
(7)	We acquired the Ocoee property, a lease-up property, with initial occupancy of 37%, in November 2019. The occupancy was approximately 49% as of March 31, 2020.
(8)

We acquired the Ardrey Kell and University City properties, both lease-up properties, with initial occupancies of approximately 65% and 74%, respectively, in November 2019. The occupancies were approximately 67% and 80%, respectively, as of March 31, 2020.

(9)	We acquired the Charlottesville property, a lease-up property, with initial occupancy of approximately 72%, in November 2019. The occupancy was approximately 81% as of March 31, 2020.

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

Recent Market Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. As a result of the global COVID-19 pandemic, national and local governments in every jurisdiction in which we operate have issued orders causing temporary shutdowns of businesses and restrictions on the ability of residents to conduct business or engage in certain activities outside of their homes, as well as restrictions on certain commercial activities. These orders have impacted, and will continue to impact, our facilities and operations.  To ensure the safety of our personnel and customers we have instituted the use of masks, gloves, additional cleaning measures and social distancing at all of our self storage facilities. In addition, our Sponsor instituted remote working measures at our corporate headquarters and call center.

We have adjusted our in-store operations in order to comply with the various governmental orders, and, in certain cases, we have had to temporarily close some of our offices. In addition, since late March, we have seen reductions in our move-in volumes which have been partially offset by lower move-out volumes. To date there has been no significant change in our rent collections. However, rent collections could be impacted by our customers’ ability to pay rent which would increase bad debt expense.  While we have recently implemented an entirely contactless option for servicing our customers, we typically conduct aspects of our leasing activities at our facilities, as well as the offering of various ancillary products, including moving and packing supplies, such as locks and boxes, and other services, such as tenant protection plans. Reductions in the ability and willingness of customers to visit our facilities due to the COVID-19 outbreak along with the economic impact of COVID-19 on customers could reduce rental revenue and ancillary operating revenue produced by our facilities. Concerns relating to COVID-19 have also affected, and could continue to affect, our on-site staffing, which could have an adverse impact our ability to adequately manage our facilities.

In addition, certain jurisdictions have issued orders impacting our ability to charge certain fees, conduct auctions or increase our rental rates to existing customers. Beginning in mid-March, we elected to suspend all auctions and rate increases for our existing customers, as well as suspend certain fees from being charged. As a result, we have seen a negative impact on our revenues.

The ultimate extent and duration of the impact of the COVID-19 outbreak, including the corresponding governmental orders, on the demand for self storage space or on our business, financial condition, collections, bad debt expense, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted. This includes new information that may also emerge concerning the breadth or severity of the COVID-19 outbreak, as well as the actions to contain or treat its impact.

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

On March 17, 2017, we commenced our Public Offering and formal operations. On April 11, 2017, we acquired our first self storage property located in Jensen Beach, Florida. As of March 31, 2020 and 2019, we owned 23 and 16 self storage facilities, respectively.

Our operating results for the three months ended March 31, 2019 include full period results for 14 self storage facilities and partial period results for the two self storage facilities acquired during the first quarter of 2019. Our operating results for the three months ended March 31, 2020 include full period results for 22 self storage facilities and partial period results for one self storage facility acquired during the first quarter of 2020. As such, we believe there is little basis for comparison between the three months ended March 31, 2020 and 2019. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

Total Revenues

Total revenues for the three months ended March 31, 2020 and 2019 were approximately $5.2 million and $3.5 million, respectively. The increase in total revenues is primarily attributable to a full quarter of operations for 22 properties and partial quarter of operations for one property acquired in the first quarter of 2020, compared to a full quarter of operations for 14 properties and partial quarter of operations for the two properties acquired in the first quarter of 2019. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2020 and 2019 were approximately $2.2 million (approximately 42% of total revenues) and $1.1 million (approximately 33% of total revenues), respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full quarter of operations for 22 properties and partial quarter of operations for one property acquired in the first quarter of 2020, compared to a full quarter of operations for 14 properties and partial quarter of operations for the two properties acquired in the first quarter of 2019. The increase in property operating expenses as a percentage of total revenues is primarily a result of the lease-up and certificate of occupancy properties that were acquired in the fourth quarter of 2019 and the first quarter of 2020. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended March 31, 2020 and 2019 were approximately $1.1 million and $0.6 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full quarter of operations for 22 properties and partial quarter of operations for one property acquired in the first quarter of 2020, compared to a full quarter of operations for 14 properties and partial quarter of operations for the two properties acquired in the first quarter of 2019. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 and 2019 were approximately $0.7 million and $0.5 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2020 and 2019 were approximately $3.1 million and $2.2 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full quarter of operations for 22 properties and partial quarter of operations for one property acquired in the first quarter of 2020, compared to a full quarter of operations for 14 properties and partial quarter of operations for the two properties acquired in the first quarter of 2019. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended March 31, 2020 and 2019 were approximately $0.2 million in each period. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended March 31, 2020 and 2019 were approximately $35,000 and $0.2 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy.  We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended March 31, 2020 and 2019 was approximately $1.0 million and $0.9 million, respectively. The increase in interest expense is primarily attributable to debt obtained in conjunction with certain of the properties we acquired subsequent to March 31, 2019 offset by lower interest rates on the KeyBank Revolving Credit Facility and the CMBS Loan. We expect interest expense to fluctuate in the future commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended March 31, 2020 and 2019 were approximately $0.5 million and $0.2 million, respectively. The increase in interest expense – debt issuance costs was primarily due to the approximately $0.3 million of debt issuance costs related to the new CMBS Loan that were expensed in accordance with GAAP during the quarter ended March 31, 2020. We expect interest expense – debt issuance costs to fluctuate in the future commensurate with our future financing activity.

Same-Store Facility Results – Three months ended March 31, 2020 and 2019

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2019) for the three months ended March 31, 2020 and 2019. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
			%			%				%
	2020	2019	Change	2020	2019	Change	2020		2019	Change
Revenue (1)	$3,156,565	$3,127,573	0.9%	$2,077,624	$331,555	N/M	$5,234,189		$3,459,128	51.3%
Property operating expenses (2)	1,346,078	1,192,240	12.9%	1,198,798	146,135	N/M	2,544,876		1,338,375	90.1%
Property operating income	$1,810,487	$1,935,333	(6.5)%	$878,826	$185,420	N/M	$2,689,313		$2,120,753	26.8%
Number of facilities	14	14		9	2		23		16
Rentable square feet (3)	1,037,800	1,037,800		897,200	268,000		1,935,000		1,305,800
Average physical occupancy (4)	90.6%	88.8%		N/M	N/M		89.7%	(5)	86.5%
Annualized rent per occupied square foot (6)	$14.72	$15.08		N/M	N/M		$15.41		$14.74

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 230,000 and 218,000 square feet as of March 31, 2020 and 2019, respectively. On a same-store basis, for the same periods, parking represented approximately 139,000 square feet.

(4)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.

(5)

The Ocoee, Ardrey Kell, University City, Charlottesville, Surprise, and Escondido properties are lease-up or certificate of occupancy properties and were excluded from the total physical occupancy statistics above.

(6)

Determined by dividing the aggregate realized rental revenue for each applicable period by the aggregate of the month-end occupied square feet for the period. Properties are included in the respective calculations in their first full month of operations, as appropriate. We have excluded the realized rental revenue and occupied square feet related to parking herein for the purpose of calculating annualized rent per occupied square foot.

Our increase in same-store revenue was primarily the result of increased average physical occupancy of approximately 1.8% offset by a decrease in revenue per occupied square foot of approximately 2.3% for the three months ended March 31, 2020 over the three months ended March 31, 2019.

Our same-store property operating expenses increased by approximately $150,000 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to increased payroll expense due to bonuses to our store personnel and an increase in property taxes.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(3,579,544)	$(2,412,725)
Adjusted to exclude:
Asset management fees (1)	771,186	394,918
General and administrative	672,657	473,876
Depreciation	1,881,712	1,061,388
Intangible amortization expense	1,260,700	1,115,227
Acquisition expenses—affiliates	150,058	210,822
Other property acquisition expenses	34,957	181,444
Interest expense	998,735	853,808
Interest expense—debt issuance costs	503,387	244,314
Other	(4,535)	(2,319)
Total property operating income	$2,689,313	$2,120,753

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
Net cash flow provided by (used in):
Operating activities	$(379,178)	$(491,655)	$112,477
Investing activities	(16,542,713)	(48,279,729)	31,737,016
Financing activities	48,858,773	45,170,645	3,688,128

Cash flows used in operating activities for the three months ended March 31, 2020 and 2019 were approximately $0.4 million and $0.5 million, respectively, a change of approximately $0.1 million. The decrease in cash used in our operating activities is primarily the result of an increase in cash from our net loss, net of depreciation and amortization of approximately $0.1 million.

Cash flows used in investing activities for the three months ended March 31, 2020 and 2019 were approximately $16.5 million and $48.3 million, respectively, a change of approximately $31.7 million. The decrease in cash used in our investing activities is primarily the result of decreases in cash used for purchase of real estate of approximately $28.9 million, and a decrease in cash used for investments in unconsolidated real estate ventures of approximately $2.8 million for the three months ended March 31, 2020.

Cash flows provided by financing activities for the three months ended March 31, 2020 and 2019 were approximately $48.9 million and $45.2 million, respectively, a change of approximately $3.7 million. The increase in cash provided by our financing activities is primarily the result of an increase in net proceeds from debt of approximately $28.0 million, offset by a decrease in net proceeds raised from our Offering of approximately $22.6 million.

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of cash on hand, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations, proceeds from our offering, and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our advisory agreement with our Advisor.

Distribution Policy

In order to give our board of directors maximum flexibility to monitor and evaluate the situation related to the financial impact of COVID-19, on March 30, 2020, our board of directors decided to change from quarterly to monthly authorization of distributions for the second quarter of 2020 and the foreseeable future. In addition, on March 30, 2020, our board of directors declared a daily distribution rate for the month of April 2020 of approximately $0.00427 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on April 1, 2020 and ending April 30, 2020. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00361 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00396 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Historically, we have primarily made distributions to our stockholders using proceeds from the Public Offering in anticipation of future cash flow. As such, this reduces the amount of capital we will ultimately invest in properties. Because substantially all of our operations are performed indirectly through our Operating Partnership, our ability to pay distributions depends in large part on our Operating Partnership’s ability to pay distributions to its partners, including to us. In the event we do not have enough cash from operations to fund cash distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Public Offering. Though we presently intend to pay only cash distributions, and potentially stock distributions, we are authorized by our charter to pay in-kind distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter or distributions that meet all of the following conditions: (a) our board of directors advises each stockholder of the risks associated with direct ownership of the property; (b) our board of directors offers each stockholder the election of receiving such in-kind distributions; and (c) in-kind distributions are only made to those stockholders who accept such offer.

During our Offering, when we may raise capital more quickly than we acquire income-producing assets, we may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the Public Offering, if any. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Distributions are paid to our stockholders as of the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares, Class T Shares and Class W Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees and distributions of Class W Shares will likely be lower than distributions on Class A Shares because Class W Shares are subject to the ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Public Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
Distributions paid in cash — common stockholders	$1,781,034		$1,019,952
Distributions paid in cash — Operating Partnership unitholders	3,457		3,425
Distributions reinvested	1,672,889		833,499
Total distributions	$3,457,380		$1,856,876
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0%
Proceeds from the Primary Offering and Private Offering Transaction	1,784,491	51.6%	1,023,377	55.1%
Offering proceeds from distribution reinvestment plan	1,672,889	48.4%	833,499	44.9%
Total sources	$3,457,380	100.0%	$1,856,876	100.0%

From our inception through March 31, 2020, we paid cumulative distributions of approximately $19.5 million, as compared to cumulative net loss attributable to our common stockholders of approximately $19.1 million. For the three months ended March 31, 2020, we paid distributions of approximately $3.5 million, as compared to a net loss attributable to our common stockholders of approximately $3.6 million. Net loss attributable to our common stockholders for the three months ended March 31, 2020 reflects non-cash depreciation and amortization of approximately $3.1 million and acquisition related expenses of approximately $0.2 million. From our inception through March 31, 2020, cumulative net loss attributable to our common stockholders reflects non-cash depreciation and amortization of approximately $19.3 million, and acquisition related expenses of approximately $3.0 million.

For the three months ended March 31, 2019, we paid distributions of approximately $1.9 million, as compared to a net loss attributable to our common stockholders of approximately $2.4 million. Net loss attributable to our common stockholders for the three months ended March 31, 2019 reflects non-cash depreciation and amortization of approximately $2.2 million and acquisition related expenses of approximately $0.4 million.

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

We may not be able to pay distributions from our cash flows from operations, in which case distributions may be paid in part from debt financing or from proceeds from the issuance of common stock in the Public Offering, if any. The payment of distributions from sources other than cash flows from operations may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Indebtedness

As of March 31, 2020, our total indebtedness was approximately $142.4 million which included approximately $100.5 million of variable rate debt and approximately $42.7 million of fixed rate debt, less approximately $0.8 million in net debt issuance costs. As of December 31, 2019, our total indebtedness was approximately $109.1 million which included approximately $107.0 million of variable rate debt and approximately $2.2 million of fixed rate debt, less approximately $75,000 in net debt issuance costs.

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness, if any.

Long-term potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, issuance of equity instruments, undistributed funds from operations, and additional public or private offerings. To the extent we are not able to secure requisite financing in the form of a credit facility or other debt, we will be dependent upon proceeds from the issuance of equity securities and cash flows from operating activities in order to meet our long-term liquidity requirements and to fund our distributions.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2020:

	Payments due during the years ended December 31,
	Total	2020	2021-2022	2023-2024	Thereafter
Mortgage interest(1)	$22,720,524	$3,361,829	$8,204,692	$3,487,165	$7,666,838
Mortgage principal(2)	$143,193,242	97,457	70,283,811	30,864,828	41,947,146
Total contractual obligations	$165,913,766	$3,459,286	$78,488,503	$34,351,993	$49,613,984

(1)

Interest expense on variable rate debt was calculated based upon the contractual rate in effect as of March 31, 2020. Interest expense on the Revolving KeyBank Credit Facility is calculated presuming the amount outstanding as of March 31, 2020 would remain outstanding through the maturity date of June 27, 2022.

(2)	Amount represents principal payments only, excluding debt issuance costs.

Off-Balance Sheet Arrangements

We have joint ventures with SmartCentres, which are accounted for using the equity method of accounting (Note 4). Other than the foregoing, we do not currently have any relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of March 31, 2020, our total indebtedness was approximately $142.4 million, which included approximately $100.5 million in variable rate debt and approximately $42.7 million in fixed rate debt, less approximately $0.8 million in debt issuance costs. As of December 31, 2019, our total indebtedness was approximately $109.1 million, which included approximately $107.0 million in variable rate debt and approximately $2.2 million in fixed rate debt, less approximately $75,000 in debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $1.0 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of March 31, 2020:

	Payments due during the years ended December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Variable rate debt	$—	$—	$70,000,000	$30,542,500	$—	$—	$100,542,500
Average interest rate(1)	2.8%	2.8%	2.8%	2.8%	N/A	N/A
Fixed rate debt	$97,457	$137,392	$146,419	$156,038	$166,290	$41,947,146	$42,650,742
Average interest rate	3.7%	3.7%	3.7%	3.7%	3.7%	3.7%

(1)

Interest expense for the variable rate debt was calculated based on the rate in effect on March 31, 2020. Interest expense on the Revolving KeyBank Credit Facility and the TCF Loan is calculated presuming the amount outstanding as of March 31, 2020 would remain outstanding through the maturity date of June 27, 2022.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2020.

We incurred a net loss attributable to common stockholders of approximately $3.6 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively. Our accumulated deficit was approximately $19.1 million as of March 31, 2020.

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

As of March 31, 2020, we had sold approximately 4.9 million Class A shares for gross offering proceeds of approximately $122.2 million, approximately 3.9 million Class T shares for gross offering proceeds of approximately $93.9 million and approximately 1.1 million Class W shares for gross offering proceeds of approximately $24.8 million pursuant to our Primary Offering and had sold approximately 360,577 Class A Shares in the Private Offering Transaction for gross proceeds of approximately $7.5 million. In conjunction with the Private Offering Transaction and the Primary Offering, we have incurred approximately $20.9 million in sales commissions and dealer manager fees (of which approximately $16.1 million was re-allowed to a third party broker-dealer), and approximately $4.8 million in organization and offering costs.

With the net offering proceeds of the Public Offering, we acquired approximately $295 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)

We were not able to honor redemption requests made for the quarter ended March 31, 2020. In addition, on March 30, 2020, our board of directors approved the suspension of our share redemption program, effective on April 29, 2020. Our share redemption program will remain suspended until such time as our board of directs may approve the resumption of our share redemption program. For the year ended December 31, 2019, we received redemption requests totaling approximately $1.4 million (approximately 62,000 shares), approximately $0.7 million of which were fulfilled during the year ended December 31, 2019, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2019, and fulfilled in January 2020. During the three months ended March 31, 2020, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
January 31, 2020	33,024	$22.65	33,024	345,081
February 29, 2020	—	—	—	345,081
March 31, 2020	—	—	—	345,081
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3

Certificate of Correction to the First Articles of Amendment and Restatement of Strategic Storage Trust IV, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q, filed on August 13, 2018, Commission File No. 000-55928

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to the Company’s prospectus, dated April 30, 2020, Commission File No. 333-212639

10.1

CMBS Loan Agreement with KeyBank National Association, dated January  31, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2020, Commission File No.  000-55928

10.2

CMBS Promissory Note in favor of KeyBank National Association, dated January  31, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 3, 2020, Commission File No. 000-55928

10.3

CMBS Guaranty Agreement in favor of KeyBank National Association, dated January  31, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 3, 2020, Commission File No.  000-55928

10.4

Syndicated Term Loan Agreement with TCF National Bank and the co-lenders party thereto, dated March 30, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2020, Commission File No. 000-55928

10.5

Promissory Note in favor of TCF National Bank, dated March  30, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 3, 2020, Commission File No. 000-55928

10.6

Guaranty of Recourse Carve-Outs in favor of TCF National Bank, dated March  30, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 3, 2020, Commission File No. 000-55928

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

101*

The following Strategic Storage Trust IV, Inc. financial information for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST IV, INC. (Registrant)
Dated: May 13, 2020	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)