Form 10-Q
period 2020-06-30
Strategic Storage Trust IV, Inc.
filed 2020-08-11
CIK 1680232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 11, 2020, there were 5,405,330 outstanding shares of Class A common stock, 3,994,771 outstanding shares of Class T common stock and 1,097,305 outstanding shares of Class W common stock of the registrant.

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

For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission, as supplemented by the risk factors included in Part II, Item 1A of this Form 10-Q.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Real estate facilities:
Land	$57,745,927	$53,834,093
Buildings	226,489,326	195,950,218
Site improvements	12,385,778	11,597,977
	296,621,031	261,382,288
Accumulated depreciation	(10,487,520)	(6,742,793)
	286,133,511	254,639,495
Construction in process	745,992	608,203
Real estate facilities, net	286,879,503	255,247,698
Cash and cash equivalents	12,772,236	5,637,176
Restricted cash	453,980	128,177
Investments in unconsolidated real estate ventures	16,707,375	15,116,195
Other assets, net	4,142,226	7,500,324
Debt issuance costs, net of accumulated amortization	1,023,220	1,390,126
Intangible assets, net of accumulated amortization	1,821,062	3,449,999
Total assets	$323,799,602	$288,469,695
LIABILITIES AND EQUITY
Secured debt, net	$135,608,700	$109,105,977
Accounts payable and accrued liabilities	3,303,628	4,671,610
Due to affiliates	2,068,423	3,740,446
Distributions payable	1,254,646	1,139,137
Total liabilities	142,235,397	118,657,170
Commitments and contingencies (Note 7)
Redeemable common stock	9,264,091	5,793,896
Equity:
Strategic Storage Trust IV, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Class A Common stock, $0.001 par value; 315,000,000 shares authorized; 5,393,515 and 4,756,969 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	5,393	4,757
Class T Common stock, $0.001 par value; 315,000,000 shares authorized; 3,983,653 and 3,627,582 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	3,983	3,628
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 1,094,720 and 978,115 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,094	978
Additional paid-in capital	219,304,743	196,355,036
Distributions	(24,498,159)	(17,155,027)
Accumulated deficit	(21,966,261)	(15,496,271)
Accumulated other comprehensive (loss) income	(658,231)	185,373
Total Strategic Storage Trust IV, Inc. equity	172,192,562	163,898,474
Noncontrolling interests in our Operating Partnership	107,552	120,155
Total equity	172,300,114	164,018,629
Total liabilities and equity	$323,799,602	$288,469,695

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues:
Self storage rental revenue	$5,317,534	$4,282,158	$10,505,217	$7,719,366
Ancillary operating revenue	55,871	27,413	102,377	49,333
Total revenues	5,373,405	4,309,571	10,607,594	7,768,699
Operating expenses:
Property operating expenses	2,126,605	1,352,731	4,335,769	2,491,820
Property operating expenses – affiliates	1,107,141	712,728	2,217,245	1,310,713
General and administrative	909,859	635,996	1,582,516	1,109,872
Depreciation	1,945,782	1,210,651	3,827,494	2,272,039
Intangible amortization expense	812,236	1,318,711	2,072,936	2,433,938
Acquisition expense – affiliates	117,588	111,664	267,646	322,486
Other property acquisition expenses	10,728	57,571	45,685	239,015
Total operating expenses	7,029,939	5,400,052	14,349,291	10,179,883
Operating loss	(1,656,534)	(1,090,481)	(3,741,697)	(2,411,184)
Other income (expense):
Interest expense	(1,073,182)	(779,676)	(2,071,917)	(1,633,484)
Interest expense – debt issuance costs	(175,285)	(851,328)	(678,672)	(1,095,642)
Equity in loss of unconsolidated real estate venture	(14,637)	-	(14,637)	-
Other	26,702	(30,693)	31,237	(28,374)
Net loss	(2,892,936)	(2,752,178)	(6,475,686)	(5,168,684)
Net loss attributable to the noncontrolling interests in our Operating Partnership	2,490	3,201	5,696	6,982
Net loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(2,890,446)	$(2,748,977)	$(6,469,990)	$(5,161,702)
Net loss per Class A share—basic and diluted	$(0.28)	$(0.37)	$(0.64)	$(0.79)
Net loss per Class T share—basic and diluted	$(0.28)	$(0.37)	$(0.64)	$(0.79)
Net loss per Class W share—basic and diluted	$(0.28)	$(0.37)	$(0.64)	$(0.79)
Weighted average Class A shares outstanding—basic and diluted	5,344,939	3,781,367	5,185,723	3,509,739
Weighted average Class T shares outstanding—basic and diluted	3,953,234	2,865,443	3,855,149	2,403,762
Weighted average Class W shares outstanding—basic and diluted	1,089,101	734,054	1,062,702	604,431

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net loss	$(2,892,936)	$(2,752,178)	$(6,475,686)	$(5,168,684)
Other comprehensive loss:
Foreign currency translation adjustment	514,089	133,686	(843,604)	142,734
Comprehensive loss	(2,378,847)	(2,618,492)	(7,319,290)	(5,025,950)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	2,037	3,049	6,438	6,817
Comprehensive loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(2,376,810)	$(2,615,443)	$(7,312,852)	$(5,019,133)

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

Strategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(Unaudited)

	Common Stock
	Class A		Class T		Class W
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Other Comprehensive Income (Loss)	Storage Trust IV, Inc. Equity	Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2019	4,756,969	$4,757	3,627,582	$3,628	978,115	$978	$196,355,036	$(17,155,027)	$(15,496,271)	$185,373	$163,898,474	$120,155	$164,018,629	$5,793,896
Gross proceeds from issuance of common stock	477,581	478	223,219	223	98,529	99	19,624,712	—	—	—	19,625,512	—	19,625,512	—
Offering costs	—	—	—	—	—	—	(2,345,777)	—	—	—	(2,345,777)	—	(2,345,777)	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	24,467	—	—	—	24,467	—	24,467	—
Changes to redeemable common stock	—	—	—	—	—	—	(1,672,889)	—	—	—	(1,672,889)	—	(1,672,889)	1,672,889
Redemptions of common stock	(19,690)	(20)	(8,734)	(9)	(4,599)	(5)	—	—	—	—	(34)	—	(34)	—
Distributions	—	—	—	—	—	—	—	(3,567,105)	—	—	(3,567,105)	—	(3,567,105)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,453)	(3,453)	—
Issuance of shares for distribution reinvestment plan	35,134	35	31,588	32	7,137	7	1,672,815	—	—	—	1,672,889	—	1,672,889	—
Stock based compensation expense	—	—	—	—	—	—	7,813	—	—	—	7,813	—	7,813	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(3,579,544)	—	(3,579,544)	—	(3,579,544)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(3,206)	(3,206)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,357,693)	(1,357,693)	—	(1,357,693)	—
Balance as of March 31, 2020	5,249,994	5,250	3,873,655	3,874	1,079,182	1,079	213,666,177	(20,722,132)	(19,075,815)	(1,172,320)	172,706,113	113,496	172,819,609	7,466,785
Gross proceeds from issuance of common stock	103,883	103	76,185	76	7,639	7	4,583,477	—	—	—	4,583,663	—	4,583,663	—
Offering costs	—	—	—	—	—	—	(540,039)	—	—	—	(540,039)	—	(540,039)	—
Adjustment to offering costs (Note 6)	—	—	—	—	—	—	1,585,682	—	—	—	1,585,682	—	1,585,682	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	1,713	—	—	—	1,713	—	1,713	—
Changes to redeemable common stock	—	—	—	—	—	—	(1,797,306)	—	—	—	(1,797,306)	—	(1,797,306)	1,797,306
Redemptions of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	2,000	2	—	—	—	—	—	—	—	—	2	—	2	—
Distributions	—	—	—	—	—	—	—	(3,776,027)	—	—	(3,776,027)	—	(3,776,027)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,454)	(3,454)	—
Issuance of shares for distribution reinvestment plan	37,638	38	33,813	33	7,899	8	1,797,227	—	—	—	1,797,306	—	1,797,306	—
Stock based compensation expense	—	—	—	—	—	—	7,812	—	—	—	7,812	—	7,812	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(2,890,446)	—	(2,890,446)	—	(2,890,446)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(2,490)	(2,490)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	514,089	514,089	—	514,089	—
Balance as of June 30, 2020	5,393,515	$5,393	3,983,653	$3,983	1,094,720	$1,094	$219,304,743	$(24,498,159)	$(21,966,261)	$(658,231)	$172,192,562	$107,552	$172,300,114	$9,264,091

See notes to consolidated financial statements.

STrategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,475,686)	$(5,168,684)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,900,430	4,705,977
Amortization of debt issuance costs	678,672	496,020
Stock based compensation expense related to issuance of restricted stock	15,625	9,375
Equity in loss of unconsolidated joint venture	14,637	—
Interest payments added to debt principal	208,167	—
Changes in operating assets and liabilities:
Other assets, net	(889,862)	(749,166)
Accounts payable and accrued liabilities	497,055	(430,795)
Due to affiliates	45,859	171,933
Net cash used in operating activities	(5,103)	(965,340)
Cash flows from investing activities:
Purchase of real estate	(31,125,609)	(43,665,491)
Additions to real estate facilities	(1,472,140)	(252,151)
Deposits on acquisitions of real estate	-	(629,597)
Return of deposits on acquisition of real estate	200,000	-
Investments in unconsolidated real estate ventures	(3,179,985)	(4,666,958)
Deposits on acquisitions of investments in unconsolidated real estate ventures	—	(113,242)
Return of preferred equity method investment	—	50,000
Net cash used in investing activities	(35,577,734)	(49,277,439)
Cash flows from financing activities:
Proceeds from issuance of revolving secured debt	25,000,000	43,000,000
Proceeds from issuance of secured debt	78,042,500	6,000,000
Repayment of revolving secured debt	(69,000,000)	—
Repayment of secured debt	(7,000,000)	(68,000,000)
Scheduled principal payments on secured debt	(63,436)	(59,525)
Debt issuance costs	(358,845)	(756,573)
Gross proceeds from issuance of common stock	23,918,663	69,162,026
Offering costs	(2,982,950)	(4,921,308)
Redemption of common stock	(747,897)	(165,400)
Distributions paid to common stockholders	(3,757,386)	(2,327,777)
Distributions paid to noncontrolling interests in our Operating Partnership	(6,949)	(6,925)
Net cash provided by financing activities	43,043,700	41,924,518
Net change in cash, cash equivalents and restricted cash	7,460,863	(8,318,261)
Cash, cash equivalents and restricted cash, beginning of period	5,765,353	15,795,440
Cash, cash equivalents and restricted cash, end of period	$13,226,216	$7,477,179
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$1,863,088	$1,888,829
Deposits applied to purchase of real estate	$750,000	$900,000
Preferred equity method investment applied to purchase of real estate	$2,300,000	$—
Preferred return on preferred equity method investment applied to purchase of real estate	$255,780	$—
Additions to real estate facilities included in accounts payable and accrued liabilities	$25,324	$—
Proceeds from issuance of common stock in accounts payable and accrued liabilities	$—	$680,000
Offering costs included in due to affiliates	$440,199	$1,845,117
Adjustment to offering costs	$(1,585,682)	$—
Offering costs included in accounts payable and accrued liabilities	$38,964	$104,228
Redemption of common stock in accounts payable and accrued liabilities	$—	$234,481
Distributions payable	$1,254,646	$926,982
Issuance of shares pursuant to distribution reinvestment plan	$3,470,195	$2,075,411
Foreign currency translation adjustment	$(843,604)	$142,734

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Prior to June 28, 2019, both we and Strategic Storage Trust II, Inc. (“SST II”) were sponsored by SmartStop Asset Management, LLC (“SAM,” or our “Prior Sponsor”). On June 28, 2019, SST II acquired the self storage advisory, asset management and property management businesses and certain joint venture interests (the “Self Storage Platform”) of SAM, along with certain other assets of SAM (collectively, the “Self Administration Transaction”). Immediately after the Self Administration Transaction, SST II changed its name to SmartStop Self Storage REIT, Inc. (“SmartStop”). As a result of the Self Administration Transaction, SmartStop REIT Advisors, LLC, an indirect subsidiary of SmartStop, became the sponsor (our “Sponsor”) of our Public Offering of shares of our common stock, as described below. Our Sponsor owns 100% of Strategic Storage Advisor IV, LLC (our “Advisor”) and Strategic Storage Property Management IV, LLC (our “Property Manager”).

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

Offering Related

On June 15, 2016, our Advisor purchased 44 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Incorporation authorized 30,000 shares of common stock with a par value of $0.001. Our Articles of Amendment and Restatement, which were filed with the State Department of Assessments and Taxation of Maryland on January 17, 2017, authorized 700,000,000 shares of common stock with a par value of $0.001, of which 315,000,000 shares are designated as Class A shares, 315,000,000 shares are designated as Class T shares, and 70,000,000 shares are designated as Class W shares, and 200,000,000 shares of preferred stock with a par value of $0.001. Upon the filing of our Articles of Amendment and Restatement, our Advisor’s 44 shares of our common stock were classified as Class A shares. We are offering a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). On July 30, 2020, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $50 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction”). Due to the proceeds raised in our Private Offering Transaction, there was not a minimum number of shares we needed to sell before accepting subscriptions for the Primary Offering. On March 17, 2017 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective and we commenced formal operations. On April 17, 2020, our board of directors approved the suspension of our Primary Offering, effective as of April 30, 2020, based upon various factors, including the uncertainty relating to the ongoing COVID-19 outbreak and its potential economic impact, the status of fundraising in the non-traded REIT industry due to such uncertainty and the termination of our Dealer Manager Agreement. We may continue to sell shares in the Public Offering until the earlier of September 13, 2020 or the effective date of the registration statement for our follow-on offering (SEC Registration No. 333-236176), which we initially filed with the SEC on January 31, 2020. We reserve the right to terminate the Public Offering at any time. As of June 30, 2020, approximately 5.0 million Class A shares for gross offering proceeds of approximately $125.6 million, approximately 4.0 million Class T shares for gross offering proceeds of approximately $96.5 million and approximately 1.1 million Class W shares for gross offering proceeds of approximately $25.2 million had been sold in the Public Offering.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

We have invested the net proceeds from our Private Offering Transaction and the Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of June 30, 2020, we wholly owned 24 operating self storage properties located in nine states (Arizona, California, Florida, Nevada, New Jersey, North Carolina, Texas, Virginia and Washington), as well as 50% equity interests in four unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (“Greater Toronto Area”). Our unconsolidated real estate ventures consist of one operating self storage property and three parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust, one of the largest real estate investment trusts in Canada (“SmartCentres”), owning the other 50% of such entities. In addition, we had entered into two other contribution agreements with respect to two separate tracts of land in the Greater Toronto Area owned by SmartCentres. For more information, see Note 4.

On June 29, 2020, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $22.65 for our Class A shares, Class T shares, and Class W shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2020. As a result of the calculation of our estimated value per share remaining the same as the prior year value, there was no change to the public offering prices for any of our share classes. In addition, the purchase price for shares sold pursuant to our distribution reinvestment plan continues to be equal to $22.65 per share for Class A, Class T, and Class W shares.

Other Corporate History

Our operating partnership, Strategic Storage Operating Partnership IV, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on June 2, 2016. On June 15, 2016, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 (8,889 partnership units) and on June 15, 2016, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. As of June 30, 2020, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.1% of the common units are owned by our Advisor.

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

Our dealer manager was Select Capital Corporation, a California corporation (our “Former Dealer Manager”). On February 10, 2017, the Company executed a dealer manager agreement, as amended (the “Dealer Manager Agreement”), with our Former Dealer Manager. Our Former Dealer Manager was responsible for marketing our shares to be offered pursuant to our Primary Offering. On April 17, 2020, in accordance with provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Former Dealer Manager and pursuant to such notice, the Dealer Manager Agreement was terminated on June 16, 2020. Our Prior Sponsor owns, through a wholly-owned limited liability company, a 15% non-voting equity interest in our Former Dealer Manager. Please see Note 6 – Related Party Transactions for additional detail.

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

June 30, 2020

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

COVID-19

The global economy has continued to be adversely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. The COVID-19 pandemic and the resulting effects, including shutdowns or weakness in national, regional and local economies that negatively impact the demand for self storage space have adversely impacted and could continue to adversely impact our business, financial condition, liquidity and results of operations, however the extent and duration to which our operations will be impacted is highly uncertain and cannot be predicted.

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

As of June 30, 2020, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are all accounted for under the equity method of accounting.  Please see Note 4. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

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

Restricted Cash

Restricted cash consists primarily of impound reserve accounts for property taxes and capital improvements in connection with the requirements of certain of our loan agreements.

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

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $0.4 million and $2.3 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the six months ended June 30, 2020 and 2019, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the six months ended June 30, 2020 and 2019, our property acquisitions did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the six months ended June 30, 2020 and 2019, we acquired two properties in each period that did not meet the definition of a business, and we capitalized approximately $40,000 and $65,000, respectively, of acquisition-related transaction costs.

During the three months ended June 30, 2020 and 2019, we expensed approximately $0.1 million and $0.2 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods. During the six months ended June 30, 2020 and 2019, we expensed approximately $0.3 million and $0.6 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three and six months ended June 30, 2020 and 2019, no impairment losses were recognized.

Revenue Recognition

Management believes that all of our leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from any long-term operating leases are recognized on a straight-line basis over the term of the lease. In March 2019, in connection with the acquisition of a self storage facility in Newark, New Jersey, we entered into a ten year operating lease with the seller for warehouse space. The lease contains scheduled base rent increases and contractual future minimum lease payments totaling approximately $6.1 million. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in accounts payable and accrued liabilities in our consolidated balance sheets and contractually due but unpaid rent is included in other assets.

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

June 30, 2020

(Unaudited)

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

Depreciation of Personal Property Assets

Personal property assets consist primarily of furniture, fixtures and equipment and are depreciated on a straight-line basis over the estimated useful lives, generally ranging from 3 to 5 years, and are included in other assets on our consolidated balance sheets.

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of June 30, 2020, the gross amounts allocated to in-place lease intangibles were approximately $11.0 million and accumulated amortization of in-place lease intangibles totaled approximately $9.2 million. As of December 31, 2019, the gross amounts allocated to in-place lease intangibles were approximately $10.5 million and accumulated amortization of in-place lease intangibles totaled approximately $7.1 million.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2020 and 2021 is approximately $1.5 million and $0.3 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with our revolving credit facility are presented as debt issuance costs on our consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2020 and December 31, 2019, accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.4 million and $0.2 million, respectively.

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of June 30, 2020 and December 31, 2019, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $70,000 and $4,000, respectively.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

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

In connection with our Primary Offering, our Former Dealer Manager received a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from the sales of Class T shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A shares and Class T shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Former Dealer Manager did not receive an upfront sales commission or dealer manager fee from the sales of Class W shares in the Primary Offering. In addition, our Former Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares sold in the Primary Offering. Our Former Dealer Manager also receives an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Former Dealer Manager commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Former Dealer Manager commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate underwriting compensation paid in our Primary Offering with respect to Class W shares, comprised of the dealer manager servicing fee, equals 9.0% of the gross proceeds from the sale of Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Former Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share is redeemed or is no longer outstanding. As a result of the current suspension of our Primary Offering, termination of our Former Dealer Manager and the termination of our Primary Offering no later than September 13, 2020, we currently expect that the aggregate underwriting compensation from all sources will exceed 10% at a date in the future, and therefore, we will cease paying a portion of the accrued Class W dealer manager servicing fees. Accordingly, as of June 30, 2020, we have reversed a portion of our liability for future payment of Class W dealer manager servicing fees in excess of the 10% limitation, which resulted in an approximately $1.6 million reduction in Due to Affiliates and an increase in Additional Paid in Capital in the accompanying consolidated balance sheet.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Our Former Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Former Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Former Dealer Manager also re-allowed to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Former Dealer Manager, payment of attendance fees required for employees of our Former Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Former Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses could not be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering. We record a liability within Due to Affiliates for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our share redemption program, effective on April 29, 2020. The share redemption program will remain suspended until its resumption is approved by the board, if ever. As a result, we were not able to honor redemption requests made during the six months ended June 30, 2020.

For the year ended December 31, 2019, we received redemption requests totaling approximately $1.4 million (approximately 62,000 shares), approximately $0.7 million of which were fulfilled during the year ended December 31, 2019, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2019, and fulfilled in January 2020. During the six months ended June 30, 2020, we received redemption requests totaling approximately $0.8 million (approximately 38,000 shares); however, due to the suspension of our share redemption program, no share redemption requests were fulfilled.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Fair Value Measurements

Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis. Fair value is defined by the accounting standard for fair value measurements and disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels. The following summarizes the three levels of inputs and hierarchy of fair value we use when measuring fair value:

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

The table below summarizes our fixed rate notes payable at June 30, 2020 and December 31, 2019. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	June 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$43,100,000	$42,618,772	$2,300,000	$2,182,207

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the six months ended June 30, 2020:

Real estate facilities
Balance at December 31, 2019	$261,382,288
Facility acquisitions	33,987,389
Improvements and additions	1,251,354
Balance at June 30, 2020	$296,621,031
Accumulated depreciation
Balance at December 31, 2019	$(6,742,793)
Depreciation expense	(3,744,727)
Balance at June 30, 2020	$(10,487,520)

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

The following table summarizes the purchase price allocation for our acquisitions during the six months ended June 30, 2020:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(2)	2020 Revenue(3)	2020 Property Operating Income (Loss)(3)(4)
Escondido –CA(1)	01/17/20	$17,568,907	$—	$17,568,907	$70,410	$(161,820)
Punta Gorda –FL	06/18/20	$16,418,482	$444,000	$16,862,482	$34,541	$18,391
		$33,987,389	$444,000	$34,431,389	$104,951	$(143,429)

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

(3)	The operating results of the facilities acquired above have been included in our consolidated statement of operations since their respective acquisition dates.
(4)	Property operating income (loss) excludes corporate general and administrative expenses, asset management fees, depreciation, amortization, and acquisition expenses.

Note 4. Investments in Unconsolidated Real Estate Ventures

We have entered into various agreements with a subsidiary of SmartCentres, an unaffiliated third party, to acquire tracts of land and develop them into self storage facilities.

We account for these investments using the equity method of accounting and they are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings (loss) of each of the unconsolidated investments.

The following table summarizes our investments in unconsolidated real estate ventures:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Equity Ownership %	June 30, 2020	December 31, 2019
Oshawa Property	Oshawa, Ontario	September 2018	Under Development	50%	$1,750,182	$1,793,565
East York Property	East York, Ontario	January 2019	Commenced Operations June 16, 2020	50%	7,347,670	7,069,314
Brampton Property	Brampton, Ontario	September 2019	Under Development	50%	3,814,249	3,249,402
Vaughan Property	Vaughan, Ontario	August 2019	Under Development	50%	3,700,720	2,902,858
Scarborough Property	Scarborough, Ontario	Expected in second half of 2020	Pre-Development	50%	70,774	74,847
Kingspoint Property	Kingspoint, Ontario	Expected in second half of 2020	Pre-Development	50%	23,780	26,209
					$16,707,375	$15,116,195

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

On June 16, 2020, the East York property obtained certificate of occupancy and commenced operations.

On July 9, 2020, we and SmartCentres, through the Oshawa, East York, Brampton and Vaughan joint venture Partnerships, entered into a master mortgage commitment agreement.  See Note 11 – Subsequent Events.

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

On August 7, 2020, we (through our subsidiaries) and SmartCentres (through its subsidiaries) closed on the Scarborough land.

Note 5. Secured Debt

The Company’s debt is summarized as follows:

Secured Debt	June 30, 2020	December 31, 2019	Interest Rate	Maturity Date
Revolving KeyBank Credit Facility	$63,000,000	$107,000,000	2.0%	6/27/2022
Katy Loan	2,118,772	2,182,207	6.4%	9/1/2031
CMBS Loan	40,500,000	—	3.6%	2/1/2030
TCF Loan	30,750,666	—	3.8%	3/30/2023
Debt issuance costs, net	(760,738)	(76,230)
Total Secured Debt	$135,608,700	$109,105,977

The weighted average interest rate on our consolidated debt as of June 30, 2020 was approximately 2.9%.

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

June 30, 2020

(Unaudited)

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

On January 17, 2020, in conjunction with the acquisition of the Escondido Property we drew $9 million on the Revolving KeyBank Credit Facility.  On January 31, 2020, we, through seven wholly-owned special purpose entities, entered into a $40.5 million CMBS financing with KeyBank as lender pursuant to a mortgage loan (the “CMBS Loan”), see CMBS Loan section below for further details.  We used $40 million of the proceeds from the CMBS Loan to pay down the Revolving KeyBank Credit Facility. As a result of this, seven properties (Jensen Beach, Texas City, Riverside, Las Vegas I, Puyallup, Las Vegas II, and Plant City) were released as collateral under the Revolving KeyBank Credit Facility and now serve as collateral under the CMBS Loan.

On June 18, 2020 in conjunction with the acquisition of the Punta Gorda property we drew $16 million on the Revolving KeyBank Credit Facility. Accordingly, as of June 30, 2020, the outstanding balance was $63 million.

The Revolving KeyBank Credit Facility is a revolving loan with an initial term of three years, maturing on June 27, 2022, with two one-year extension options subject to certain conditions outlined further in the Revolving KeyBank Credit Facility. Monthly payments due pursuant to the Revolving KeyBank Credit Facility are interest-only and the principal balance is due at maturity. The Revolving KeyBank Credit Facility bears interest based on the type of borrowing. The ABR Loans bear interest at the lesser of (x) the Alternate Base Rate (as defined in the Revolving KeyBank Credit Facility) plus the Applicable Rate, or (y) the Maximum Rate (as defined in the Revolving KeyBank Credit Facility). The Eurodollar Loans bear interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the Revolving KeyBank Credit Facility) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the Revolving KeyBank Credit Facility). The Applicable Rate means the percentage rate corresponding to our total leverage, which are as follows for Eurodollar Loans: (1) 225 basis points with a total leverage ratio greater than or equal to 55%; (2) 200 basis points with a total leverage ratio greater than or equal to 45% but less than 55%; (3) 175 basis points with a total leverage ratio greater than or equal to 35% but less than 45%; and (4) 150 basis points with a total leverage ratio less than 35%. As of June 30, 2020, the total interest rate was approximately 2.0% which was based on LIBOR plus 175 basis points. Our Operating Partnership purchased an interest rate cap with a notional amount of $105 million, such that in no event will LIBOR exceed 3.0% thereon through July 1, 2021.

The Revolving KeyBank Credit Facility is fully recourse, jointly and severally, to each of the Borrowers and is secured by cross-collateralized first mortgage liens on the Mortgaged Properties (as defined in the Revolving KeyBank Credit Facility). As of June 30, 2020, the facility encumbered the following 11 properties (Naples, Woodlands I, Humble, Woodlands II, College Station, Cypress, Queenston, Newark, Redmond, Charlottesville, and University City). The Revolving KeyBank Credit Facility may be prepaid or terminated at any time without penalty, provided, however, that the Lenders shall

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

be indemnified for any breakage costs. Pursuant to that certain guaranty (the “KeyBank Guaranty”), dated as of June 27, 2019, in favor of the Lenders, we serve as a guarantor of all obligations due under the Revolving KeyBank Credit Facility.

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

June 30, 2020

(Unaudited)

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

The interest rate on the TCF Loan is equal to the greater of (i) 3.75% per annum or (ii) an adjustable annual rate equal to LIBOR plus 3.00%. Upon achievement of certain financial conditions, the interest rate will be equal to the greater of (i) 3.50% per annum or (ii) an adjustable annual rate equal to LIBOR plus 2.50%. As of June 30, 2020, the interest rate on the TCF Loan was approximately 3.75%.  In April 2020, our Operating Partnership purchased an interest rate cap with a notional amount of $30.5 million, such that in no event will LIBOR exceed 0.75% thereon through May 2022.

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

The following table presents the future principal payment requirements on outstanding secured debt as of June 30, 2020:

2020	$65,486
2021	137,392
2022	63,146,419
2023	30,906,704
2024	166,287
2025 and thereafter	41,947,150
Total payments	136,369,438
Debt issuance costs, net	(760,738)
Total	$135,608,700

Note 6. Related Party Transactions

Fees to Affiliates

Our Advisory Agreement with our Advisor and our Dealer Manager Agreement with our Former Dealer Manager entitle our Advisor and our Former Dealer Manager to specified fees upon the provision of certain services with regard to the Public Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organization and offering costs incurred by our Advisor on our behalf and reimbursement of certain costs and expenses incurred by our Advisor in providing services to us.

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

June 30, 2020

(Unaudited)

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

As of June 30, 2020 and 2019, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

Dealer Manager Agreement

On April 17, 2020, in accordance with provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Former Dealer Manager and pursuant to such notice, the Dealer Manager Agreement was terminated on June 16, 2020. In connection with our Primary Offering, our Former Dealer Manager received a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from sales of Class T shares in the Primary Offering and a dealer manager fee of up to 3.0% of gross proceeds from sales of both Class A shares and Class T shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Former Dealer Manager did not receive an upfront sales commission or dealer manager fee from sales of Class W shares in the Primary Offering. In addition, our Former Dealer Manager receives an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares sold in the Primary Offering. Our Former Dealer Manager also receives an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by the Company with the assistance of our Former Dealer Manager commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by the Company with the assistance of our Former Dealer Manager commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate underwriting compensation paid in our Primary Offering with respect to Class W shares, comprised of the dealer manager servicing fees, equals 9.0% of the gross proceeds from the sale of Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made by us with the assistance of our Former Dealer Manager commencing after the termination of our Primary Offering, and (iv) the date that such Class W share is redeemed or is no longer outstanding. As a result of the current suspension of our Primary Offering, termination of our Former Dealer Manager and the termination of our Primary Offering no later than September 13, 2020, we currently expect that the aggregate underwriting compensation from all sources will exceed 10% at a date in the future, and therefore, we will cease paying a portion of the accrued Class W dealer manager servicing fees. Accordingly, as of June 30, 2020, we have reversed a portion of our liability for future payment of Class W dealer manager servicing fees in excess of the 10% limitation, which resulted in an approximately $1.6 million reduction in Due to Affiliates and an increase in Additional Paid in Capital in the accompanying consolidated balance sheet.

Our Former Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Former Dealer Manager re-allow all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Former Dealer Manager may also re-allow to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Former Dealer Manager, payment of attendance fees required for employees of our Former Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Former Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses cannot be justified, any excess over actual due diligence expenses are considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Primary Offering, may not exceed 3% of gross offering proceeds from sales in the Primary Offering. We record a liability as due to affiliates for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

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

June 30, 2020

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2019 and the six months ended June 30, 2020, as well as any related amounts payable as of December 31, 2019 and June 30, 2020:

	Year Ended December 31, 2019			Six Months Ended June 30, 2020
	Incurred	Paid	Payable	Incurred	Paid	Adjustment(2)	Payable
Expensed
Operating expenses (including organizational costs)	$1,247,017	$1,200,196	$73,437	$865,224	$778,467	$-	$162,708
Asset management fees	2,027,231	1,989,408	45,656	1,547,660	1,588,046	-	5,270
Property management fees	1,014,881	1,014,881	—	669,585	669,585	-	—
Transfer Agent expenses	275,899	273,542	12,900	183,636	186,662	-	9,874
Acquisition expenses	652,167	652,167	—	267,646	267,646	-	—
Capitalized
Acquisition expenses	44,740	44,740	—	10,800	10,800	-	—
Additional Paid-in Capital
Selling commissions	4,702,176	4,714,469	33,020	1,232,385	1,265,405	-	-
Dealer Manager fees	1,774,215	1,772,811	17,657	432,389	450,046	-	-
Stockholder Servicing Fees and Dealer Manager Servicing Fees(1)	2,661,417	729,179	3,528,011	417,202	491,957	(1,585,682)	1,867,096
Offering costs	266,409	254,946	29,765	97,860	104,150	-	23,475
Total	$14,666,152	$12,646,339	$3,740,446	$5,724,387	$5,812,764	$(1,585,682)	$2,068,423

(1)

We pay our Former Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares and an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W Shares sold in the Primary Offering.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

(2)

As a result of the current suspension of our Primary Offering, termination of our Former Dealer Manager and the termination of our Primary Offering no later than September 13, 2020, we currently expect that the aggregate underwriting compensation from all sources will exceed 10% at a date in the future, and therefore, we will cease paying a portion of the accrued Class W dealer manager servicing fees. Accordingly, as of June 30, 2020, we have reversed a portion of our liability for future payment of Class W dealer manager servicing fees in excess of the 10% limitation, which resulted in an approximately $1.6 million reduction in Due to Affiliates and an increase in Additional Paid in Capital in the accompanying consolidated balance sheet.

Tenant Programs

We may offer a tenant insurance plan, tenant protection plan or similar program (collectively “Tenant Programs”) to customers at our properties pursuant to which our Property Manager or an affiliate is entitled to substantially all of the net revenue attributable to the sale of Tenant Programs at our properties.

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 27, 2018 (the “JV Agreement”), our TRS will receive 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate will receive the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the six months ended June 30, 2020 and 2019, an affiliate of our Property Manager received net revenue from this joint venture of approximately $360,000 and $140,000, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the six months ended June 30, 2020 and 2019, we paid approximately $5,000 in each period in fees to the Auction Company related to our properties. Our properties receive the proceeds from such online auctions.

Note 7. Commitments and Contingencies

Distribution Reinvestment Plan

We adopted a distribution reinvestment plan that will allow our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The plan became effective on the effective date of our Public Offering. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. On June 20, 2019, our board of directors approved the Amended and Restated Distribution Reinvestment Plan, which replaced our prior distribution reinvestment plan, and became effective for distribution payments being paid beginning in July 2019. The Amended and Restated Distribution Reinvestment Plan sets the price for our shares to be equal to the estimated value per share of the Class A Shares, Class T Shares, and Class W Shares approved by the board of directors and in effect on the date of purchase of the shares under the Amended and Restated Distribution Reinvestment Plan. On July 30, 2020, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $50 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

As of June 30, 2020, we have sold approximately 242,000 Class A shares, 186,000 Class T shares and 42,000 Class W shares through our distribution reinvestment plan offering.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our share redemption program, effective on April 29, 2020. The share redemption program will remain suspended until its resumption is approved by the board, if ever. As a result, we were not able to honor redemption requests made during the six months ended June 30, 2020.

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

For the year ended December 31, 2019, we received redemption requests totaling approximately $1.4 million (approximately 62,000 shares), approximately $0.7 million of which were fulfilled during the year ended December 31, 2019, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2019, and fulfilled in January 2020. During the six months ended June 30, 2020, we received redemption requests totaling approximately $0.8 million (approximately 38,000 shares); however, due to the suspension of our share redemption program, no share redemption requests were fulfilled.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 8. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below.

	Three months ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Total revenues	$4,309,571	$4,502,793	$4,976,849	$5,234,189	$5,373,405
Total operating expenses	5,400,052	5,929,491	6,550,524	7,319,352	7,029,939
Operating loss	(1,090,481)	(1,426,698)	(1,573,675)	(2,085,163)	(1,656,534)
Net loss	(2,752,178)	(1,959,538)	(2,440,506)	(3,582,750)	(2,892,936)
Net loss attributable to common stockholders	(2,748,977)	(1,957,502)	(2,438,027)	(3,579,544)	(2,890,446)
Net loss per Class A share-basic and diluted	(0.37)	(0.24)	(0.27)	(0.36)	(0.28)
Net loss per Class T share-basic and diluted	(0.37)	(0.24)	(0.27)	(0.36)	(0.28)
Net loss per Class W share-basic and diluted	(0.37)	(0.24)	(0.27)	(0.36)	(0.28)

Note 9. Declaration of Distributions

Cash Distribution Declaration

In order to give our board of directors maximum flexibility to monitor and evaluate the situation related to the financial impact of COVID-19, on March 30, 2020, our board of directors changed its distribution authorizations from a quarterly to monthly authorization starting with the second quarter of 2020. For the months of May, June, and July 2020, our board of directors authorized a daily distribution rate of approximately $0.00427 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the respective periods. In connection with these distributions, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00361 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00396 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Note 10. Potential Acquisitions

San Gabriel Property

On January 4, 2018, one of our subsidiaries executed a purchase and sale agreement with an unaffiliated third party for the acquisition of a property that is being developed into a self storage facility located in San Gabriel, California (the “San Gabriel Property”). The purchase price for the San Gabriel Property is approximately $15.4 million, plus closing and acquisition costs. We expect the acquisition of the San Gabriel Property to close in the second half of 2021 after construction is complete on the self storage facility and a certificate of occupancy has been issued. We expect to fund such acquisition with net proceeds from our offering and/or debt financing. If we fail to acquire the San Gabriel Property, in addition to the incurred acquisition costs, we may also forfeit approximately $200,000 in earnest money as a result.

Note 11.  Subsequent Events

Financing Agreement - Investments in Unconsolidated Real Estate Ventures

On July 9, 2020, we and SmartCentres, through the Oshawa, East York, Brampton and Vaughan joint venture partnerships (“the JV Properties”), entered into a master mortgage commitment agreement (the “MMCA”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (collectively, the “SmartCentres Financing”). The SmartCentres Lender is an affiliate of SmartCentres. The initial maximum amount available is $60 million CAD, however, the SmartCentres Financing includes an accordion feature such that borrowings pursuant thereto may be increased to $120 million CAD subject to certain conditions set forth in the MMCA. The proceeds of the SmartCentres Financing will be used to finance the development and construction of self storage facilities on the JV Properties. The initial draw on the SmartCentres financing was made on July 30, 2020 for approximately $30.1 million CAD.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

The SmartCentres Financing is secured by first mortgages on each of the JV Properties.  Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. The total initial interest rate was approximately 3.0% at the execution of the SmartCentres Financing.

The SmartCentres Financing matures on May 11, 2021, and may be extended annually as set forth in the MMCA. Monthly interest payments are initially capitalized on the outstanding principal balance. Upon a JV Property generating sufficient Net Cash Flow (as defined in the MMCA), the SmartCentres Financing provides for the commencement of quarterly payments of interest. The borrowings advanced pursuant to the SmartCentres Financing may be prepaid without penalty, subject to certain conditions set forth in the MMCA.

The SmartCentres Financing contains customary affirmative and negative covenants, agreements, representations, warranties and borrowing conditions (including a loan to value ratio of no greater than 70% with respect to each JV Property) and events of default, all as set forth in the MMCA. We serve as a full recourse guarantor with respect to 50% of the SmartCentres Financing.

Cash Distribution Declaration

On July 23, 2020, our board of directors declared a daily distribution rate for the month of August 2020 of approximately $0.00427 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on August 1, 2020 and ending August 31, 2020. In connection with this distribution, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00361 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00396 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

Offering Status

As of August 11, 2020, in connection with our Offerings we have issued approximately 5.4 million Class A shares for gross offering proceeds of approximately $133.4 million, approximately 4.0 million Class T shares for gross offering proceeds of approximately $96.7 million and approximately 1.1 million Class W shares for gross offering proceeds of approximately $25.2 million. On July 30, 2020, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $50 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

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

Prior to June 28, 2019, both we and Strategic Storage Trust II, Inc. (“SST II”), were sponsored by SmartStop Asset Management, LLC (“SAM,” or our “Prior Sponsor”). On June 28, 2019, SST II acquired the self storage advisory, asset management and property management businesses and certain joint venture interests (the “Self Storage Platform”) of SAM, along with certain other assets of SAM (collectively, the “Self Administration Transaction”). Immediately after the Self Administration Transaction, SST II changed its name to SmartStop Self Storage REIT, Inc. (“SmartStop”). As a result of the Self Administration Transaction, SmartStop REIT Advisors, LLC, an indirect subsidiary of SmartStop, became the sponsor (our “Sponsor”) of our Offering of shares of our common stock, as described below. Our Sponsor owns 100% of Strategic Storage Advisor IV, LLC (our “Advisor”) and Strategic Storage Property Management IV, LLC (our “Property Manager”).

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction”).

On March 17, 2017, we commenced a public offering of a maximum of $1 billion in common shares for sale to the public (the “Primary Offering”) and $95 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). On April 17, 2020, our board of directors approved the suspension of our Primary Offering, effective as of April 30, 2020, based upon various factors, including the uncertainty relating to the ongoing COVID-19 outbreak and its potential economic impact, the status of fundraising in the non-traded REIT industry due to such uncertainty, and the termination of our Dealer Manager Agreement. We may continue to sell shares in the Public Offering until the earlier of September 13, 2020 or the effective date of the registration statement for our follow-on offering (SEC Registration No. 333-236176), which we initially filed with the SEC on January 31, 2020. We also reserve the right to terminate the Public Offering at any time. On July 30, 2020, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $50 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

On June 29, 2020, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $22.65 for our Class A shares, Class T shares, and Class W shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2020. As a result of the calculation of our estimated value per share remaining the same as the prior year value, there was no change to the public offering prices for any of our share classes. In addition, the purchase price for shares sold pursuant to our distribution reinvestment plan continues to be equal to $22.65 per share for Class A, Class T, and Class W shares.

As of June 30, 2020, we wholly owned 24 operating self storage properties located in nine states (Arizona, California, Florida, Nevada, New Jersey, North Carolina, Texas, Virginia and Washington) comprising approximately 18,000 units and 2.0 million net rentable square feet as well as 50% equity interests in four unconsolidated real estate ventures located in the Greater Toronto Area. Our unconsolidated real estate ventures consist of one operating self storage property and three parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entities. In addition, we had entered into two other contribution agreements with respect to two separate tracts of land in the Greater Toronto Area owned by SmartCentres. For more information, see Note 4 of the Notes to the Consolidated Financial Statements contained in this report.

As of June 30, 2020, our wholly owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Arizona	1	720	79,000	3.9%	N/A	(5)	0.6%
California	2	1,620	154,000	7.5%	91%	(6)	4.1%
Florida	5	3,830	519,100	25.4%	93%	(7)	21.1%
Nevada	2	1,220	131,500	6.4%	93%		8.9%
New Jersey	1	1,900	158,000	7.7%	94%		13.1%
North Carolina	2	1,910	176,500	8.6%	N/A	(8)	7.8%
Texas	8	4,610	605,900	29.7%	91%		29.5%
Virginia	1	830	71,000	3.5%	99%		5.5%
Washington	2	1,180	146,000	7.3%	92%		9.4%
	24	17,820	2,041,000	100%	93%	(3)	100%

(1)	Includes all rentable units, consisting of storage units and parking units (approximately 690 units).
(2)	Includes all rentable square feet consisting of storage units and parking units (approximately 250,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of June 30, 2020. The Ocoee, Ardrey Kell, University City, Surprise, Escondido, and Punta Gorda properties are lease-up properties and were excluded from the total physical occupancy statistics above.

(4)	Represents rental income for all facilities we own in a state divided by our total rental income for the month ended June 30, 2020.
(5)	We acquired the Surprise property, at certificate of occupancy, with initial occupancy of 0%, in December 2019. The occupancy was approximately 44% as of June 30, 2020.
(6)	We acquired the Escondido property, at certificate of occupancy, with initial occupancy of 0%, in January 2020. The occupancy was approximately 32% as of June 30, 2020.
(7)

We acquired the Ocoee property, a lease-up property, with initial occupancy of 37%, in November 2019. The occupancy was approximately 65% as of June 30, 2020. We acquired the Punta Gorda property, a lease-up property, with initial occupancy of 46%, on June 18, 2020. The occupancy was approximately 49% as of June 30, 2020.

(8)

We acquired the Ardrey Kell and University City properties, both lease-up properties, with initial occupancies of approximately 65% and 74%, respectively, in November 2019. The occupancies were approximately 81% and 84%, respectively, as of June 30, 2020.

Investments in Unconsolidated Real Estate Ventures

We have entered into joint venture agreements with a subsidiary of SmartCentres, an unaffiliated third party, for tracts of land owned by SmartCentres that are intended to be developed into self storage facilities. We account for these investments using the equity method of accounting and they will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments. On June 16, 2020, the East York property obtained certificate of occupancy and commenced operations, with initial occupancy of 0%. The occupancy was approximately 2% as of June 30, 2020.

The following table summarizes our investments in unconsolidated real estate ventures as of June 30, 2020:

	Location	Date Real Estate Venture Acquired Land	Estimated Property Completion Date	Equity Ownership %	Approx. Units at Completion	Approx. Sq. Ft. (net) at Completion
Oshawa	Oshawa,	September 2018	Second half of	50%	900	119,000
Property	Ontario		2021
East York	East York,	January 2019	Commenced	50%	1,000	100,000
Property	Ontario		Operations June 16, 2020
Brampton	Brampton,	September 2019	Fourth Quarter of 2020 or	50%	1,030	133,000
Property	Ontario		First Quarter of 2021
Vaughan	Vaughan,	August 2019	First half of	50%	880	118,700
Property	Ontario		2021
					3,810	470,700

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

Consolidation of Investments in Joint Ventures

We evaluate the consolidation of our investments in joint ventures in accordance with relevant accounting guidance. This evaluation requires us to determine whether we have a controlling interest in a joint venture through a means other than voting rights, and, if so, such joint venture may be required to be consolidated in our financial statements. Our evaluation of our joint ventures under such accounting guidance could result in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements, as the joint venture entities included in our financial statements may vary based on the estimates and assumptions we use.

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

Recent Market Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in March 2020, national and local governments in every jurisdiction in which we operate have, at various times, issued orders causing temporary shutdowns of businesses and restrictions on the ability of residents to conduct business or engage in certain activities outside of their homes, as well as restrictions on certain commercial activities. These orders have impacted, and could continue to impact, our facilities and operations.  Beginning in late March, we saw reductions in our move-in volumes which were partially offset by lower move-out volumes. While rental activity recovered to more typical seasonally adjusted levels in May and June, any future periods of extended stay-at-home orders or other temporary shutdowns could cause a reduction in our rental activity.

In addition, we have instituted the use of masks, plastic dividers, additional cleaning measures and social distancing at all of our self storage facilities. We have also adjusted our in-store operations in order to comply with the various governmental orders, and, in certain cases, we had to temporarily close some of our offices.

To date there has been no significant change in our rent collections. However, rent collections could be impacted by prolonged economic stress and unemployment, which could affect our customers’ ability to pay rent and thus would increase bad debt expense. While we have recently implemented a contactless option for servicing our customers, we typically conduct aspects of our leasing activities at our facilities, as well as the offering of various ancillary products, including moving and packing supplies, such as locks and boxes, and other services, such as tenant protection plans. Reductions in the ability and willingness of customers to visit our facilities due to the COVID-19 outbreak along with the economic impact of COVID-19 on customers could reduce rental revenue and ancillary operating revenue produced by our facilities. Concerns relating to COVID-19 have also affected, and could continue to affect, our on-site staffing, which could have an adverse impact our ability to adequately manage our facilities.

Various jurisdictions have issued orders or proclamations impacting our ability to charge certain fees, conduct auctions or increase our rental rates. Beginning in mid-March, we elected to suspend all auctions and rate increases for our existing customers, as well as suspend or waive certain fees. Furthermore, reduced rental activity during late March and April, as well lower prices offered by competitors, caused lower rental rates for incoming customers during the second quarter. As a result, we have generally seen a negative impact on our revenues beginning primarily in April 2020. Additionally, we have seen increases in our property operating expenses caused by the cost of increased safety precautions, including personal protective equipment, increased cleaning and specialized sanitizing procedures, and one-time cash bonuses for our store and field personnel. Beginning June 2020, in certain jurisdictions, we resumed certain normal operating procedures on a modified basis, including auctions and charging late fees.

Below is a summary of various business metrics and indicators impacted by the COVID-19 pandemic which impacted our self storage revenues during second quarter 2020:

•	No rate increases for our existing customers during second quarter 2020;
•	A reduction in late fees during second quarter 2020, which amounted to a reduction of approximately 31% on a same-store basis as compared to second quarter 2019;
•

Same-store move-ins declined approximately 6% during the second quarter 2020 as compared to second quarter 2019, after declining approximately 23% on a same-store basis for the month of April 2020 vs. April 2019;

•	Same-store move-outs declined approximately 5% for the second quarter 2020 as compared to second quarter 2019;
•	Rents billed and collected within the same month were effectively unchanged on a year-over-year basis at approximately 97% during the second quarter of 2020 and 2019.

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

Results of Operations

Overview

We derive revenues principally from: (i) rents received from tenants who rent storage units under month-to-month leases at each of our self storage facilities; and (ii) sales of packing and storage related supplies at our storage facilities. Therefore, our operating results depend significantly on our ability to retain our existing tenants and lease our available self storage units to new tenants, while maintaining and, where possible, increasing the prices for our self storage units. Additionally, our operating results depend on our tenants making their required rental payments to us.

Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental revenues and operating expenses of our facilities. Development of any new self storage facilities would intensify competition of self storage operators in markets in which we operate.

As of June 30, 2020 and 2019, we owned 24 and 16 self storage facilities, respectively. The comparability of our results of operations was significantly affected by our acquisition activity in 2019 and 2020 as listed below.

•

Our operating results for the three months ended June 30, 2019 include full period results for 16 self storage facilities. Our operating results for the three months ended June 30, 2020 include full period results for 23 self storage facilities and partial period results for one self storage facility acquired during the second quarter of 2020. As such, we believe there is little basis for comparison between the three months ended June 30, 2020 and 2019. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

•

Our operating results for the six months ended June 30, 2019 include full period results for 14 self storage facilities and partial period results for the two self storage facilities acquired during the first quarter of 2019. Our operating results for the six months ended June 30, 2020 include full period results for 22 self storage facilities and partial period results for two self storage facilities acquired during the first two quarters of 2020. As such, we believe there is little basis for comparison between the six months ended June 30, 2020 and 2019. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of the Three Months Ended June 30, 2020 and 2019

Total Revenues

Total revenues for the three months ended June 30, 2020 and 2019 were approximately $5.4 million and $4.3 million, respectively. The increase in total revenues is primarily attributable to a full quarter of operations for 23 properties and partial quarter of operations for one property acquired in the second quarter of 2020, compared to a full quarter of operations for 16 properties in 2019. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2020 and 2019 were approximately $2.1 million (approximately 40% of total revenues) and $1.4 million (approximately 31% of total revenues), respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full quarter of operations for 23 properties and partial quarter of operations for one property acquired in the second quarter of 2020, compared to a full quarter of operations for 16 properties in 2019. The increase in property operating expenses as a percentage of total revenues is primarily a result of the lease-up and certificate of occupancy properties that were acquired in the fourth quarter of 2019 and the first two quarters of 2020. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended June 30, 2020 and 2019 were approximately $1.1 million and $0.7 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full quarter of operations for 23 properties and partial quarter of operations for one property acquired in the second quarter of 2020, compared to a full quarter of operations for 16 properties in 2019. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 and 2019 were approximately $0.9 million and $0.6 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2020 and 2019 were approximately $2.8 million and $2.5 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full quarter of operations for 23 properties and partial quarter of operations for one property acquired in the second quarter of 2020, compared to a full quarter of operations for 16 properties in 2019, partially offset by certain of our intangible assets associated with in-place leases being fully amortized during 2019 and 2020. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended June 30, 2020 and 2019 were approximately $0.1 million in each period. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended June 30, 2020 and 2019 were approximately $11,000 and $57,000, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy.  We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended June 30, 2020 and 2019 was approximately $1.1 million and $0.8 million, respectively. The increase in interest expense is primarily attributable to debt obtained in conjunction with certain of the properties we acquired subsequent to June 30, 2019 offset by lower interest rates related to the KeyBank Revolving Credit Facility, the CMBS Loan, and the TCF Loan. We expect interest expense to fluctuate in the future commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended June 30, 2020 and 2019 were approximately $0.2 million and $0.9 million, respectively. The decrease in interest expense – debt issuance costs was primarily due to the write off of approximately $0.6 million of debt issuance costs in accordance with GAAP during the three months ended June 30, 2019. We expect interest expense – debt issuance costs to fluctuate in the future commensurate with our future financing activity.

Same-Store Facility Results – Three months ended June 30, 2020 and 2019

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since April 1, 2019) for the three months ended June 30, 2020 and 2019. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or lease up activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
			%			%				%
	2020	2019	Change	2020	2019	Change	2020		2019	Change
Revenue (1)	$4,174,117	$4,309,571	(3.1)%	$1,199,288	$-	N/M	$5,373,405		$4,309,571	24.7%
Property operating expenses (2)	1,733,306	1,596,937	8.5%	721,478	-	N/M	2,454,784		1,596,937	53.7%
Property operating income	$2,440,811	$2,712,634	(10.0)%	$477,810	$-	N/M	$2,918,621		$2,712,634	7.6%
Number of facilities	16	16		8	-		24		16
Rentable square feet (3)	1,385,800	1,385,800		655,200	-		2,041,000		1,385,800
Average physical occupancy (4)	91.4%	89.6%		N/M	N/M		91.8%	(5)	89.6%
Annualized rent per occupied square foot (6)	$14.79	$15.55		N/M	N/M		$14.48		$15.55

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 240,000 and 218,000 square feet as of June 30, 2020 and 2019, respectively. On a same-store basis, for the same periods, parking represented approximately 218,000 square feet.

(4)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.

(5)	The Ocoee, Ardrey Kell, University City, Surprise, Escondido, and Punta Gorda properties are lease-up properties and were excluded from the total physical occupancy statistics above.
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

Our same-store revenue decreased by approximately $0.1 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the impact of the COVID-19 pandemic and the resulting reduction in late fees and pausing existing customer rate increases. This was partially offset by an increase in average physical occupancy of approximately 1.8%.

Our same-store property operating expenses increased by approximately $0.1 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to an increase in property taxes and repair and maintenance expense.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Three Months Ended June 30,
	2020	2019
Net loss	$(2,890,446)	$(2,748,977)
Adjusted to exclude:
Asset management fees (1)	776,472	465,321
General and administrative	909,859	635,996
Depreciation	1,945,782	1,210,651
Intangible amortization expense	812,236	1,318,711
Acquisition expenses—affiliates	117,588	111,664
Other property acquisition expenses	10,728	57,571
Interest expense	1,073,182	779,676
Interest expense—debt issuance costs	175,285	851,328
Equity in loss of unconsolidated real estate venture	14,637	-
Other	(26,702)	30,693
Total property operating income	$2,918,621	$2,712,634

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Comparison of the Six Months Ended June 30, 2020 and 2019

Total Revenues

Total revenues for the six months ended June 30, 2020 and 2019 were approximately $10.6 million and $7.8 million, respectively. The increase in total revenues is primarily attributable to a full period of operations for 22 self storage facilities and partial period of operations for two self storage facilities acquired during the first two quarters of 2020, compared to a full period of operations for 14 self storage facilities and partial period of operations for two self storage facilities acquired during the first quarter of 2019. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2020 and 2019 were approximately $4.3 million (approximately 41% of total revenues) and $2.5 million (approximately 32% of total revenues), respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full period of operations for 22 self storage facilities and partial period of operations for two self storage facilities acquired during the first two quarters of 2020, compared to a full period of operations for 14 self storage facilities and partial period of operations for two self storage facilities acquired during the first quarter of 2019. The increase in property operating expenses as a percentage of total revenues is primarily a result of the lease-up and certificate of occupancy properties that were acquired in the fourth quarter of 2019 and the first two quarters of 2020. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the six months ended June 30, 2020 and 2019 were approximately $2.2 million and $1.3 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full period of operations for 22 self storage facilities and partial period of operations for two self storage facilities acquired during the first two quarters of 2020, compared to a full period of operations for 14 self storage facilities and partial period of operations for two self storage facilities acquired during the first quarter of 2019. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 and 2019 were approximately $1.6 million and $1.1 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the six months ended June 30, 2020 and 2019 were approximately $5.9 million and $4.7 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full period of operations for 22 self storage facilities and partial period of operations for two self storage facilities acquired during the first two quarters of 2020, compared to a full period of operations for 14 self storage facilities and partial period of operations for two self storage facilities acquired during the first quarter of 2019, partially offset by certain of our intangible assets associated with in-place leases being fully amortized during 2019 and 2020. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the six months ended June 30, 2020 and 2019 were approximately $0.3 million in each period. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses- affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the six months ended June 30, 2020 and 2019 were approximately $46,000 and $0.2 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy.  We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the six months ended June 30, 2020 and 2019 was approximately $2.1 million and $1.6 million, respectively. The increase in interest expense is primarily attributable to debt obtained in conjunction with certain of the properties we acquired subsequent to June 30, 2019, offset by lower interest rates related to the KeyBank Revolving Credit Facility, the CMBS Loan and the TCF Loan. We expect interest expense to fluctuate in the future commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the six months ended June 30, 2020 and 2019 were approximately $0.7 million and $1.1 million, respectively. The decrease in interest expense – debt issuance costs was primarily due to the write off of approximately $0.6 million of debt issuance costs in accordance with GAAP during the quarter ended June 30, 2019. We expect interest expense – debt issuance costs to fluctuate in the future commensurate with our future financing activity.

Same-Store Facility Results – Six months ended June 30, 2020 and 2019

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2019) for the six months ended June 30, 2020 and 2019. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or lease up activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
			%			%				%
	2020	2019	Change	2020	2019	Change	2020		2019	Change
Revenue (1)	$6,239,814	$6,301,478	(1.0)%	$4,367,780	$1,467,221	N/M	$10,607,594		$7,768,699	36.5%
Property operating expenses (2)	2,627,664	2,455,272	7.0%	2,371,994	480,042	N/M	4,999,658		2,935,314	70.3%
Property operating income	$3,612,150	$3,846,206	(6.1)%	$1,995,786	$987,179	N/M	$5,607,936		$4,833,385	16.0%
Number of facilities	14	14		10	2		24		16
Rentable square feet (3)	1,037,800	1,037,800		1,003,200	348,000		2,041,000		1,385,800
Average physical occupancy (4)	91.2%	89.9%		N/M	N/M		90.4%	(5)	88.2%
Annualized rent per occupied square foot (6)	$14.44	$14.89		N/M	N/M		$14.82		$15.62

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 240,000 and 218,000 square feet as of June 30, 2020 and 2019, respectively. On a same-store basis, for the same periods, parking represented approximately 139,000 square feet.

(4)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.

(5)	The Ocoee, Ardrey Kell, University City, Surprise, Escondido, and Punta Gorda properties are lease-up properties and were excluded from the total physical occupancy statistics above.
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

Our same-store revenue decreased by approximately $0.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the impact of the COVID-19 pandemic and the resulting reduction in late fees and pausing existing customer rate increases. This was partially offset by an increase in average physical occupancy of approximately 1.3%.

Our same-store property operating expenses increased by approximately $0.2 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to increased payroll expense due to bonuses to our store personnel and an increase in property taxes.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Six Months Ended June 30,
	2020	2019
Net loss	$(6,469,990)	$(5,161,702)
Adjusted to exclude:
Asset management fees (1)	1,547,660	860,237
General and administrative	1,582,516	1,109,872
Depreciation	3,827,494	2,272,039
Intangible amortization expense	2,072,936	2,433,938
Acquisition expenses—affiliates	267,646	322,486
Other property acquisition expenses	45,685	239,015
Interest expense	2,071,917	1,633,484
Interest expense—debt issuance costs	678,672	1,095,642
Equity in loss of unconsolidated real estate venture	14,637	-
Other	(31,237)	28,374
Total property operating income	$5,607,936	$4,833,385

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended
	June 30, 2020	June 30, 2019	Change
Net cash flow provided by (used in):
Operating activities	$(5,103)	$(965,340)	$960,237
Investing activities	(35,577,734)	(49,277,439)	13,699,705
Financing activities	43,043,700	41,924,518	1,119,182

Cash flows used in operating activities for the six months ended June 30, 2020 and 2019 were approximately $5,000 and $1.0 million, respectively, a change of approximately $1 million. The decrease in cash used in our operating activities is primarily the result of a decrease in cash used for operating assets and liabilities.

Cash flows used in investing activities for the six months ended June 30, 2020 and 2019 were approximately $35.6 million and $49.3 million, respectively, a change of approximately $13.7 million. The decrease in cash used in our investing activities is primarily the result of decreases in cash used for purchase of real estate of approximately $12.6 million, and a decrease in cash used for investments in unconsolidated real estate ventures of approximately $1.5 million for the six months ended June 30, 2020.

Cash flows provided by financing activities for the six months ended June 30, 2020 and 2019 were approximately $43.0 million and $41.9 million, respectively, a change of approximately $1.1 million. The increase in cash provided by our financing activities is primarily the result of an increase in net proceeds from debt of approximately $46.0 million, offset by a decrease in net proceeds raised from our Offering of approximately $43.4 million and an increase in distributions paid to common stockholders of approximately $1.5 million.

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of existing cash balances, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations, and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our advisory agreement with our Advisor.

Distribution Policy

In order to give our board of directors maximum flexibility to monitor and evaluate the situation related to the financial impact of COVID-19, on March 30, 2020, our board of directors changed its distribution authorizations from a quarterly to monthly authorization starting with the second quarter of 2020. For the months of May, June, and July 2020, our board of directors authorized a daily distribution rate of approximately $0.00427 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the respective periods. In connection with these distributions, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00361 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00396 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our stockholders as of the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares, Class T Shares and Class W Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees and distributions of Class W Shares will likely be lower than distributions on Class A Shares because Class W Shares are subject to the ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Public Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
Distributions paid in cash — common stockholders	$3,757,386		$2,327,777
Distributions paid in cash — Operating Partnership unitholders	6,949		6,925
Distributions reinvested	3,470,195		2,075,411
Total distributions	$7,234,530		$4,410,113
Source of distributions
Cash flows provided by operations	$—	0.0%	$—	0%
Proceeds from the Primary Offering	3,764,335	52.0%	2,334,702	52.9%
Offering proceeds from distribution reinvestment plan	3,470,195	48.0%	2,075,411	47.1%
Total sources	$7,234,530	100.0%	$4,410,113	100.0%

From inception through June 30, 2020, we paid cumulative distributions of approximately $23.3 million, as compared to cumulative net loss attributable to our common stockholders of approximately $21.9 million. Net loss attributable to our common stockholders from inception through June 30, 2020, reflects non-cash depreciation and amortization of approximately $22.2 million, and acquisition related expenses of approximately $3.2 million.

For the six months ended June 30, 2020, we paid distributions of approximately $7.2 million, as compared to a net loss attributable to our common stockholders of approximately $6.5 million. Net loss attributable to our common stockholders for the six months ended June 30, 2020 reflects non-cash depreciation and amortization of approximately $5.9 million and acquisition related expenses of approximately $0.3 million.

For the six months ended June 30, 2019, we paid distributions of approximately $4.4 million, as compared to a net loss attributable to our common stockholders of approximately $5.2 million. Net loss attributable to our common stockholders for the six months ended June 30, 2019 reflects non-cash depreciation and amortization of approximately $4.7 million and acquisition related expenses of approximately $0.6 million.

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

Indebtedness

As of June 30, 2020, our total indebtedness was approximately $135.6 million which included approximately $93.8 million of variable rate debt and approximately $42.6 million of fixed rate debt, less approximately $0.8 million in net debt issuance costs. As of December 31, 2019, our total indebtedness was approximately $109.1 million which included approximately $107.0 million of variable rate debt and approximately $2.2 million of fixed rate debt, less approximately $75,000 in net debt issuance costs.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2020:

	Payments due during the years ended December 31,
	Total	2020	2021-2022	2023-2024	Thereafter
Mortgage interest(1)	$20,506,113	$1,975,300	$7,389,478	$3,474,497	$7,666,838
Mortgage principal(2)	$136,369,438	65,486	63,283,811	31,072,991	41,947,150
Total contractual obligations	$156,875,551	$2,040,786	$70,673,289	$34,547,488	$49,613,988

(1)

Interest expense on variable rate debt was calculated based upon the contractual rate in effect as of June 30, 2020. Interest expense on the Revolving KeyBank Credit Facility is calculated presuming the amount outstanding as of June 30, 2020 would remain outstanding through the maturity date of June 27, 2022.

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

As of June 30, 2020, our total indebtedness was approximately $135.6 million, which included approximately $93.8 million in variable rate debt and approximately $42.6 million in fixed rate debt, less approximately $0.8 million in debt issuance costs. As of December 31, 2019, our total indebtedness was approximately $109.1 million, which included approximately $107.0 million in variable rate debt and approximately $2.2 million in fixed rate debt, less approximately $75,000 in debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.6 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of June 30, 2020:

	Payments due during the years ended December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Variable rate debt	$—	$—	$63,000,000	$30,750,666	$—	$—	$93,750,666
Average interest rate(1)	2.5%	2.5%	2.5%	3.8%	N/A	N/A
Fixed rate debt	$65,486	$137,392	$146,419	$156,038	$166,287	$41,947,150	$42,618,772
Average interest rate	3.7%	3.7%	3.7%	3.7%	3.7%	3.7%

(1)

Interest expense for the variable rate debt was calculated based on the rate in effect on June 30, 2020. Interest expense on the Revolving KeyBank Credit Facility is calculated presuming the amount outstanding as of June 30, 2020 would remain outstanding through the maturity date of June 27, 2022.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2020.

We incurred a net loss attributable to common stockholders of approximately $6.5 million and $5.2 million for the six months ended June 30, 2020 and 2019, respectively. Our accumulated deficit was approximately $22.0 million as of June 30, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)

On March 17, 2017, our Offering (SEC File No. 333-212639) of up to $1.0 billion in shares of our common stock in our primary offering was declared effective by the SEC, consisting of three classes of shares: Class A shares for $25.00 per share (up to $450 million in shares), Class T shares for $24.21 per share (up to $450 million in shares), and Class W shares for $22.75 per share (up to $100 million in shares) and up to $95 million in shares pursuant to our distribution reinvestment plan at $23.75 per share for Class A shares, $23.00 per share for Class T shares and $22.75 per share for Class W shares. On June 29, 2020, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $22.65 for our Class A shares, Class T shares, and Class W shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2020. As a result of the calculation of our estimated value per share remaining the same as the prior year value, there was no change to the public offering prices for any of our share classes. In addition, the purchase price for shares sold pursuant to our distribution reinvestment plan continues to be equal to $22.65 per share for Class A, Class T, and Class W shares.

As of June 30, 2020, we had sold approximately 5.0 million Class A shares for gross offering proceeds of approximately $125.6 million, approximately 4.0 million Class T shares for gross offering proceeds of approximately $96.5 million and approximately 1.1 million Class W shares for gross offering proceeds of approximately $25.2 million pursuant to our Primary Offering and had sold approximately 360,577 Class A Shares in the Private Offering Transaction for gross proceeds of approximately $7.5 million. In conjunction with the Private Offering Transaction and the Primary Offering, we have incurred approximately $19.7 million in sales commissions and dealer manager fees (of which approximately $13.4 million was re-allowed to a third party broker-dealer), and approximately $4.9 million in organization and offering costs.

With the net offering proceeds of the Public Offering, we acquired approximately $320 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our share redemption program, effective on April 29, 2020. The share redemption program will remain suspended until its resumption is approved by the board, if ever. As a result, we were not able to honor redemption requests made during the six months ended June 30, 2020. For the year ended December 31, 2019, we received redemption requests totaling approximately $1.4 million (approximately 62,000 shares), approximately $0.7 million of which were fulfilled during the year ended December 31, 2019, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2019, and fulfilled in January 2020. During the six months ended June 30, 2020, we received redemption requests totaling approximately $0.8 million (approximately 38,000 shares); however, due to the suspension of our share redemption program, no share redemption requests were fulfilled.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1	Master Mortgage Commitment Agreement, dated July 9, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 15, 2020, Commission File No. 000-55928

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following Strategic Storage Trust IV, Inc. financial information for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST IV, INC. (Registrant)
Dated: August 11, 2020	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)