Form 10-Q
period 2020-09-30
Strategic Storage Trust IV, Inc.
filed 2020-11-13
CIK 1680232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, there were 5,442,468 outstanding shares of Class A common stock, 4,029,025 outstanding shares of Class T common stock and 1,105,026 outstanding shares of Class W common stock of the registrant.

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, including without limitation, changes in the political and economic climate, economic conditions and fiscal imbalances in the United States, and other major developments, including wars, natural disasters, epidemics and pandemics, including the outbreak of novel coronavirus (COVID-19), military actions, and terrorist attacks.  The occurrence or severity of any such event or circumstance is difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, and our ability to find suitable investment properties, may be significantly hindered.

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

The accompanying consolidated financial statements should be read in conjunction with the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. The accompanying consolidated financial statements should also be read in conjunction with our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the operating results expected for the full year.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Real estate facilities:
Land	$57,745,927	$53,834,093
Buildings	227,111,853	195,950,218
Site improvements	12,384,628	11,597,977
	297,242,408	261,382,288
Accumulated depreciation	(12,507,445)	(6,742,793)
	284,734,963	254,639,495
Construction in process	812,379	608,203
Real estate facilities, net	285,547,342	255,247,698
Cash and cash equivalents	10,213,897	5,637,176
Restricted cash	566,229	128,177
Investments in unconsolidated real estate ventures (Note 4)	7,880,895	15,116,195
Other assets, net	3,990,002	7,500,324
Debt issuance costs, net of accumulated amortization	861,590	1,390,126
Intangible assets, net of accumulated amortization	1,147,598	3,449,999
Total assets	$310,207,553	$288,469,695
LIABILITIES AND EQUITY
Secured debt, net	$126,082,450	$109,105,977
Accounts payable and accrued liabilities	4,264,691	4,671,610
Due to affiliates	1,815,103	3,740,446
Distributions payable	1,265,531	1,139,137
Total liabilities	133,427,775	118,657,170
Commitments and contingencies (Note 7)
Redeemable common stock	11,084,494	5,793,896
Equity:
Strategic Storage Trust IV, Inc. equity:
Preferred Stock, $0.001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Class A Common stock, $0.001 par value; 315,000,000 shares authorized; 5,431,314 and 4,756,969 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	5,431	4,757
Class T Common stock, $0.001 par value; 315,000,000 shares authorized; 4,018,228 and 3,627,582 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	4,018	3,628
Class W Common stock, $0.001 par value; 70,000,000 shares authorized; 1,102,717 and 978,115 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,102	978
Additional paid-in capital	219,192,569	196,355,036
Distributions	(28,363,989)	(17,155,027)
Accumulated deficit	(24,869,978)	(15,496,271)
Accumulated other comprehensive (loss) income	(375,578)	185,373
Total Strategic Storage Trust IV, Inc. equity	165,593,575	163,898,474
Noncontrolling interests in our Operating Partnership	101,709	120,155
Total equity	165,695,284	164,018,629
Total liabilities and equity	$310,207,553	$288,469,695

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Self storage rental revenue	$6,033,260	$4,454,337	$16,538,477	$12,173,703
Ancillary operating revenue	61,286	48,456	163,663	97,789
Total revenues	6,094,546	4,502,793	16,702,140	12,271,492
Operating expenses:
Property operating expenses	2,522,763	1,653,511	6,858,532	4,145,330
Property operating expenses – affiliates	1,173,553	767,862	3,390,798	2,078,575
General and administrative	920,347	672,582	2,502,863	1,782,454
Depreciation	2,071,758	1,261,774	5,899,252	3,533,813
Intangible amortization expense	673,465	1,340,317	2,746,401	3,774,255
Acquisition expenses – affiliates	74,546	159,371	342,192	481,857
Other property acquisition expenses	4,327	74,074	50,012	313,089
Total operating expenses	7,440,759	5,929,491	21,790,050	16,109,373
Operating loss	(1,346,213)	(1,426,698)	(5,087,910)	(3,837,881)
Other income (expense):
Interest expense	(1,067,673)	(476,423)	(3,139,590)	(2,109,907)
Interest expense – debt issuance costs	(376,783)	(61,784)	(1,055,455)	(1,157,426)
Equity in loss of unconsolidated real estate venture	(154,052)	-	(168,689)	-
Other	38,652	5,367	69,889	(23,007)
Net loss	(2,906,069)	(1,959,538)	(9,381,755)	(7,128,221)
Net loss attributable to the noncontrolling interests in our Operating Partnership	2,352	2,036	8,048	9,017
Net loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(2,903,717)	$(1,957,502)	$(9,373,707)	$(7,119,204)
Net loss per Class A share—basic and diluted	$(0.28)	$(0.24)	$(0.92)	$(1.00)
Net loss per Class T share—basic and diluted	$(0.28)	$(0.24)	$(0.92)	$(1.00)
Net loss per Class W share—basic and diluted	$(0.28)	$(0.24)	$(0.92)	$(1.00)
Weighted average Class A shares outstanding— basic and diluted	5,412,722	4,140,431	5,261,270	3,724,703
Weighted average Class T shares outstanding— basic and diluted	4,001,170	3,237,246	3,904,178	2,684,644
Weighted average Class W shares outstanding— basic and diluted	1,098,767	863,071	1,074,811	691,591

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(2,906,069)	$(1,959,538)	$(9,381,755)	$(7,128,221)
Other comprehensive loss:
Foreign currency translation adjustment	282,653	(92,210)	(560,951)	50,524
Comprehensive loss	(2,623,416)	(2,051,748)	(9,942,706)	(7,077,697)
Comprehensive loss attributable to noncontrolling interests:
Comprehensive loss attributable to the noncontrolling interests in our Operating Partnership	2,304	2,148	8,535	8,965
Comprehensive loss attributable to Strategic Storage Trust IV, Inc. common stockholders	$(2,621,112)	$(2,049,600)	$(9,934,171)	$(7,068,732)

See notes to consolidated financial statements.

Strategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Class A		Class T		Class W
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust IV, Inc. Equity	Nonconrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2018	2,962,849	$2,964	1,570,411	$1,570	353,991	$354	$102,710,956	$(6,106,597)	$(5,939,040)	$(96,670)	$90,573,537	$145,542	$90,719,079	$2,093,989
Gross proceeds from issuance of common stock	560,391	560	966,126	966	277,021	277	43,669,267	—	—	—	43,671,070	—	43,671,070	—
Offering costs	—	—	—	—	—	—	(4,239,678)	—	—	—	(4,239,678)	—	(4,239,678)	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	72,476	—	—	—	72,476	—	72,476	—
Changes to redeemable common stock	—	—	—	—	—	—	(833,499)	—	—	—	(833,499)	—	(833,499)	833,499
Redemptions of common stock	(3,660)	(4)	—	—	—	—	—	—	—	—	(4)	—	(4)	(83,187)
Distributions	—	—	—	—	—	—	—	(2,045,018)	—	—	(2,045,018)	—	(2,045,018)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,425)	(3,425)	—
Issuance of shares for distribution reinvestment plan	20,407	20	12,567	13	2,629	3	833,463	—	—	—	833,499	—	833,499	—
Stock based compensation expense	—	—	—	—	—	—	4,688	—	—	—	4,688	—	4,688	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(2,412,725)	—	(2,412,725)	—	(2,412,725)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(3,781)	(3,781)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	9,048	9,048	—	9,048	—
Balance as of March 31, 2019	3,539,987	3,540	2,549,104	2,549	633,641	634	142,217,673	(8,151,615)	(8,351,765)	(87,622)	125,633,394	138,336	125,771,730	2,844,301
Gross proceeds from issuance of common stock	400,681	401	508,165	508	169,129	169	26,131,578	—	—	—	26,132,656	—	26,132,656	—
Offering costs	—	—	—	—	—	—	(2,623,563)	—	—	—	(2,623,563)	—	(2,623,563)	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	43,336	—	—	—	43,336	—	43,336	—
Changes to redeemable common stock	—	—	—	—	—	—	(1,241,912)	—	—	—	(1,241,912)	—	(1,241,912)	1,241,912
Redemptions of common stock	(3,606)	(3)	—	—	—	—	—	—	—	—	(3)	—	(3)	(234,481)
Issuance of restricted stock	2,000	2	—	—	—	—	—	—	—	—	2	—	2	—
Distributions	—	—	—	—	—	—	—	(2,686,760)	—	—	(2,686,760)	—	(2,686,760)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,462)	(3,462)	—
Issuance of shares for distribution reinvestment plan	25,873	26	22,477	22	4,854	4	1,241,860	—	—	—	1,241,912	—	1,241,912	—
Stock based compensation expense	—	—	—	—	—	—	4,687	—	—	—	4,687	—	4,687	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(2,748,977)	—	(2,748,977)	—	(2,748,977)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(3,201)	(3,201)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	133,686	133,686	—	133,686	—
Balance as of June 30, 2019	3,964,935	3,966	3,079,746	3,079	807,624	807	165,773,659	(10,838,375)	(11,100,742)	46,064	143,888,458	131,673	144,020,131	3,851,732
Gross proceeds from issuance of common stock	343,524	344	282,339	283	102,093	102	17,625,837	—	—	—	17,626,566	—	17,626,566	—
Offering costs	—	—	—	—	—	—	(1,703,021)	—	—	—	(1,703,021)	—	(1,703,021)	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	26,593	—	—	—	26,593	—	26,593	—
Changes to redeemable common stock	—	—	—	—	—	—	(1,455,199)	—	—	—	(1,455,199)	—	(1,455,199)	1,455,199
Redemptions of common stock	(4,668)	(5)	(5,678)	(6)	—	—	—	—	—	—	(11)	—	(11)	(344,727)
Distributions	—	—	—	—	—	—	—	(3,024,638)	—	—	(3,024,638)	—	(3,024,638)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,501)	(3,501)	—
Issuance of shares for distribution reinvestment plan	30,914	31	27,567	28	5,767	6	1,455,134	—	—	—	1,455,199	—	1,455,199	—
Stock based compensation expense	—	—	—	—	—	—	7,813	—	—	—	7,813	—	7,813	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(1,957,502)	—	(1,957,502)	—	(1,957,502)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(2,036)	(2,036)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(92,210)	(92,210)	—	(92,210)	—
Balance as of September 30, 2019	4,334,705	$4,336	3,383,974	$3,384	915,484	$915	$181,730,816	$(13,863,013)	$(13,058,244)	$(46,146)	$154,772,048	$126,136	$154,898,184	$4,962,204

Strategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(Unaudited)

	Common Stock
	Class A		Class T		Class W
	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Strategic Storage Trust IV, Inc. Equity	Nonconrolling Interests in our Operating Partnership	Total Equity	Redeemable Common Stock
Balance as of December 31, 2019	4,756,969	$4,757	3,627,582	$3,628	978,115	$978	$196,355,036	$(17,155,027)	$(15,496,271)	$185,373	$163,898,474	$120,155	$164,018,629	$5,793,896
Gross proceeds from issuance of common stock	477,581	478	223,219	223	98,529	99	19,624,712	—	—	—	19,625,512	—	19,625,512	—
Offering costs	—	—	—	—	—	—	(2,345,777)	—	—	—	(2,345,777)	—	(2,345,777)	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	24,467	—	—	—	24,467	—	24,467	—
Changes to redeemable common stock	—	—	—	—	—	—	(1,672,889)	—	—	—	(1,672,889)	—	(1,672,889)	1,672,889
Redemptions of common stock	(19,690)	(20)	(8,734)	(9)	(4,599)	(5)	—	—	—	—	(34)	—	(34)	—
Distributions	—	—	—	—	—	—	—	(3,567,105)	—	—	(3,567,105)	—	(3,567,105)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,453)	(3,453)	—
Issuance of shares for distribution reinvestment plan	35,134	35	31,588	32	7,137	7	1,672,815	—	—	—	1,672,889	—	1,672,889	—
Stock based compensation expense	—	—	—	—	—	—	7,813	—	—	—	7,813	—	7,813	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(3,579,544)	—	(3,579,544)	—	(3,579,544)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(3,206)	(3,206)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,357,693)	(1,357,693)	—	(1,357,693)	—
Balance as of March 31, 2020	5,249,994	5,250	3,873,655	3,874	1,079,182	1,079	213,666,177	(20,722,132)	(19,075,815)	(1,172,320)	172,706,113	113,496	172,819,609	7,466,785
Gross proceeds from issuance of common stock	103,883	103	76,185	76	7,639	7	4,583,477	—	—	—	4,583,663	—	4,583,663	—
Offering costs	—	—	—	—	—	—	(540,039)	—	—	—	(540,039)	—	(540,039)	—
Adjustment to offering costs (Note 7)	—	—	—	—	—	—	1,585,682	—	—	—	1,585,682	—	1,585,682	—
Reimbursement of offering costs by Advisor	—	—	—	—	—	—	1,713	—	—	—	1,713	—	1,713	—
Changes to redeemable common stock	—	—	—	—	—	—	(1,797,306)	—	—	—	(1,797,306)	—	(1,797,306)	1,797,306
Issuance of restricted stock	2,000	2	—	—	—	—	—	—	—	—	2	—	2	—
Distributions	—	—	—	—	—	—	—	(3,776,027)	—	—	(3,776,027)	—	(3,776,027)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,454)	(3,454)	—
Issuance of shares for distribution reinvestment plan	37,638	38	33,813	33	7,899	8	1,797,227	—	—	—	1,797,306	—	1,797,306	—
Stock based compensation expense	—	—	—	—	—	—	7,812	—	—	—	7,812	—	7,812	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(2,890,446)	—	(2,890,446)	—	(2,890,446)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(2,490)	(2,490)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	514,089	514,089	—	514,089	—
Balance as of June 30, 2020	5,393,515	$5,393	3,983,653	$3,983	1,094,720	$1,094	$219,304,743	$(24,498,159)	$(21,966,261)	$(658,231)	$172,192,562	$107,552	$172,300,114	$9,264,091
Offering costs	—	—	—	—	—	—	(123,031)	—	—	—	(123,031)	—	(123,031)	—
Changes to redeemable common stock	—	—	—	—	—	—	(1,820,403)	—	—	—	(1,820,403)	—	(1,820,403)	1,820,403
Distributions	—	—	—	—	—	—	—	(3,865,830)	—	—	(3,865,830)	—	(3,865,830)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,491)	(3,491)	—
Issuance of shares for distribution reinvestment plan	37,799	38	34,575	35	7,997	8	1,820,322	—	—	—	1,820,403	—	1,820,403	—
Stock based compensation expense	—	—	—	—	—	—	10,938	—	—	—	10,938	—	10,938	—
Net loss attributable to Strategic Storage Trust IV, Inc.	—	—	—	—	—	—	—	—	(2,903,717)	—	(2,903,717)	—	(2,903,717)	—
Net loss attributable to the noncontrolling interests in our Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(2,352)	(2,352)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	282,653	282,653	—	282,653	—
Balance as of September 30, 2020	5,431,314	$5,431	4,018,228	$4,018	1,102,717	$1,102	$219,192,569	$(28,363,989)	$(24,869,978)	$(375,578)	$165,593,575	$101,709	$165,695,284	$11,084,494

See notes to consolidated financial statements.

STrategic Storage Trust IV, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,381,755)	$(7,128,221)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	8,645,653	7,308,068
Amortization of debt issuance costs	855,873	593,946
Stock based compensation expense related to issuance of restricted stock	26,563	17,188
Equity in loss of unconsolidated joint venture	168,689	—
Interest payments added to debt principal	503,803	—
Changes in operating assets and liabilities:
Other assets, net	(1,020,001)	(746,080)
Accounts payable and accrued liabilities	1,484,316	237,589
Due to affiliates	69,053	114,874
Net cash provided by operating activities	1,352,194	397,364
Cash flows from investing activities:
Purchase of real estate	(31,125,609)	(55,190,181)
Additions to real estate facilities	(2,167,721)	(653,091)
Deposits on acquisitions of real estate	—	(100,000)
Return of deposits on acquisition of real estate	200,000	—
Investments in unconsolidated real estate ventures	(4,572,138)	(9,168,451)
Deposits on acquisitions of investments in unconsolidated real estate ventures	—	(474,158)
Return of capital on investments in unconsolidated real estate ventures	10,515,833	—
Return of preferred equity method investment	—	150,000
Net cash used in investing activities	(27,149,635)	(65,435,881)
Cash flows from financing activities:
Proceeds from issuance of revolving secured debt	25,000,000	52,000,000
Proceeds from issuance of secured debt	87,282,500	6,000,000
Repayment of revolving secured debt	(88,000,000)	(10,000,000)
Repayment of secured debt	(7,000,000)	(68,000,000)
Scheduled principal payments on secured debt	(95,919)	(90,006)
Debt issuance costs	(403,819)	(1,211,856)
Gross proceeds from issuance of common stock	23,907,808	86,851,407
Offering costs	(3,380,073)	(6,449,156)
Redemption of common stock	(747,897)	(399,733)
Distributions paid to common stockholders	(5,791,928)	(3,807,794)
Distributions paid to noncontrolling interests in our Operating Partnership	(10,440)	(10,426)
Net cash provided by financing activities	30,760,232	54,882,436
Effect of exchange rate changes on cash	51,982	—
Net change in cash, cash equivalents and restricted cash	5,014,773	(10,156,081)
Cash, cash equivalents and restricted cash, beginning of period	5,765,353	15,795,440
Cash, cash equivalents and restricted cash, end of period	$10,780,126	$5,639,359
Supplemental disclosures and non-cash transactions:
Cash paid for interest	$2,581,054	$2,241,020
Deposits applied to purchase of real estate	$750,000	$900,000
Deposits applied to purchase of investments in unconsolidated real estate ventures	$228,861	$560,313
Preferred equity method investment applied to purchase of real estate	$2,300,000	$—
Preferred return on preferred equity method investment applied to purchase of real estate	$255,780	$—
Additions to real estate facilities included in accounts payable and accrued liabilities	$17,207	$219,453
Proceeds from issuance of common stock in accounts payable and accrued liabilities	$—	$680,000
Offering costs included in due to affiliates	$163,685	$2,060,360
Adjustment to offering costs	$(1,585,682)	$—
Offering costs included in accounts payable and accrued liabilities	$30,829	$20,392
Redemption of common stock in accounts payable and accrued liabilities	$—	$344,875
Distributions payable	$1,265,531	$1,020,286
Issuance of shares pursuant to distribution reinvestment plan	$5,290,598	$3,530,610
Foreign currency translation adjustment	$(560,951)	$50,524

See notes to consolidated financial statements.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Potential Merger

On November 10, 2020, the Company, SmartStop, and SST IV Merger Sub, LLC, a Maryland limited liability company and a wholly-owned subsidiary of SmartStop (“Merger Sub”), entered into a definitive agreement and plan of merger (the “Merger Agreement”).  Pursuant to the Merger Agreement, the Company will merge with and into Merger Sub (the “Merger”) with Merger Sub being the surviving entity. The Merger is expected to close during the first half of 2021. See Note 11, Subsequent Events for additional information related to the Merger and other transactions entered into in conjunction with the Merger Agreement.

Offering Related

On June 15, 2016, our Advisor purchased 44 shares of our common stock for $1,000 and became our initial stockholder. Our Articles of Incorporation authorized 30,000 shares of common stock with a par value of $0.001. Our Articles of Amendment and Restatement, which were filed with the State Department of Assessments and Taxation of Maryland on January 17, 2017, authorized 700,000,000 shares of common stock with a par value of $0.001, of which 315,000,000 shares are designated as Class A shares, 315,000,000 shares are designated as Class T shares, and 70,000,000 shares are designated as Class W shares, and 200,000,000 shares of preferred stock with a par value of $0.001. Upon the filing of our Articles of Amendment and Restatement, our Advisor’s 44 shares of our common stock were classified as Class A shares. We offered a maximum of $1.0 billion in common shares for sale to the public (the “Primary Offering”) and $95.0 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”).

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

On January 25, 2017, we sold approximately 360,577 Class A shares for $7.5 million to an institutional account investor pursuant to a private offering transaction (the “Private Offering Transaction”). Due to the proceeds raised in our Private Offering Transaction, there was not a minimum number of shares we needed to sell before accepting subscriptions for the Primary Offering. On March 17, 2017 (the “Effective Date”), the Securities and Exchange Commission (“SEC”) declared our registration statement effective and we commenced formal operations. On April 17, 2020, our board of directors approved the suspension of our Primary Offering, effective as of April 30, 2020, based upon various factors, including the uncertainty relating to the ongoing COVID-19 outbreak and its potential economic impact, the status of fundraising in the non-traded REIT industry due to such uncertainty and the termination of our Dealer Manager Agreement. The termination of our Public Offering occurred on September 11, 2020. We sold approximately 5.1 million Class A shares for gross offering proceeds of approximately $126.4 million, approximately 4.0 million Class T shares for gross offering proceeds of approximately $97.2 million and approximately 1.1 million Class W shares for gross offering proceeds of approximately $25.3 million in the Public Offering. On July 30, 2020, prior to the termination of our Public Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $50 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

We have invested the net proceeds from our Private Offering Transaction and the Public Offering primarily in self storage facilities consisting of both income-producing and growth properties located in the United States and Canada. As of September 30, 2020, we wholly owned 24 operating self storage properties located in nine states (Arizona, California, Florida, Nevada, New Jersey, North Carolina, Texas, Virginia and Washington), as well as 50% equity interests in five unconsolidated real estate ventures located in the Greater Toronto Area of Ontario, Canada (“Greater Toronto Area”). Our unconsolidated real estate ventures consist of one operating self storage property and four parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres Real Estate Investment Trust, one of the largest real estate investment trusts in Canada (“SmartCentres”), owning the other 50% of such entities. In addition, we had entered into one other contribution agreement with respect to a tract of land in the Greater Toronto Area owned by SmartCentres. For more information, see Note 4.

On June 29, 2020, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $22.65 for our Class A shares, Class T shares, and Class W shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2020. As a result of the calculation of our estimated value per share remaining the same as the prior year value, there was no change to the public offering prices for any of our share classes. In addition, the purchase price for shares sold pursuant to our distribution reinvestment plan remained at $22.65 per share for Class A, Class T, and Class W shares.

Other Corporate History

Our operating partnership, Strategic Storage Operating Partnership IV, L.P., a Delaware limited partnership (our “Operating Partnership”), was formed on June 2, 2016. On June 15, 2016, our Advisor purchased a limited partnership interest in our Operating Partnership for $200,000 (8,889 partnership units) and on June 15, 2016, we contributed the initial $1,000 capital contribution we received to our Operating Partnership in exchange for the general partner interest. Our Operating Partnership will own, directly or indirectly through one or more special purpose entities, all of the self storage properties that we acquire in the future. As of September 30, 2020, we owned approximately 99.9% of the common units of limited partnership interests of our Operating Partnership. The remaining approximately 0.1% of the common units are owned by our Advisor.

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

September 30, 2020

(Unaudited)

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

As we accepted subscriptions for shares of our common stock, we transferred all of the net offering proceeds to our Operating Partnership as capital contributions in exchange for additional units of interest in our Operating Partnership. However, we were deemed to have made capital contributions in the amount of gross proceeds received from investors, and our Operating Partnership was deemed to have simultaneously paid the sales commissions and other costs associated with the Primary Offering. In addition, our Operating Partnership is structured to make distributions with respect to limited partnership units that are equivalent to the distributions made to holders of common stock. Finally, a limited partner in our Operating Partnership may later exchange his or her limited partnership units in our Operating Partnership for shares of our common stock at any time after one year following the date of issuance of their limited partnership units, subject to certain restrictions outlined in the limited partnership agreement of our Operating Partnership, as amended (the “Operating Partnership Agreement”). Our Advisor is prohibited from exchanging or otherwise transferring its limited partnership units so long as it is acting as our Advisor pursuant to our Advisory Agreement.

COVID-19

The global economy has continued to be adversely impacted by the COVID-19 pandemic, including in the United States and in the markets in which we operate. The COVID-19 pandemic and the resulting effects, including shutdowns or weakness in national, regional and local economies have affected our business. While many of the factors underlying the demand for self storage improved during the third quarter, future governmental orders or broad economic weakness could adversely impact our business, financial condition, liquidity and results of operations, however, the extent and duration to which our operations will be impacted is highly uncertain and cannot be predicted.

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

September 30, 2020

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

As of September 30, 2020, we had not entered into any other contracts/interests that would be deemed to be variable interests in VIEs other than our joint ventures with SmartCentres, which are all accounted for under the equity method of accounting.  Please see Note 4. Other than the entities noted above, we do not currently have any material relationships with unconsolidated entities or financial partnerships.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Real Estate Purchase Price Allocation

We account for acquisitions in accordance with GAAP which requires that we allocate the purchase price of a property to the tangible and intangible assets acquired and the liabilities assumed based on their relative fair values as of the date of acquisition. This guidance requires us to make significant estimates and assumptions, including fair value estimates, which requires the use of significant unobservable inputs as of the acquisition date.

The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. We also consider whether in-place, market leases represent an intangible asset. We recorded approximately $0.4 million and $2.7 million in intangible assets to recognize the value of in-place leases related to our acquisitions during the nine months ended September 30, 2020 and 2019, respectively. We do not expect, nor to date have we recorded, intangible assets for the value of customer relationships because we expect we will not have concentrations of significant customers and the average customer turnover will be fairly frequent.

Allocation of purchase price to acquisitions of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.

Acquisitions that do not meet the definition of a business, as defined under current GAAP, are accounted for as asset acquisitions. During the nine months ended September 30, 2020 and 2019, our property acquisitions did not meet the definition of a business because substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisitions did not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. As a result, once an acquisition is deemed probable, transaction costs are capitalized rather than expensed. During the nine months ended September 30, 2020 and 2019, we acquired two and three properties, respectively, that did not meet the definition of a business, and we capitalized approximately $40,000 and $90,000, respectively, of acquisition-related transaction costs.

During the three months ended September 30, 2020 and 2019, we expensed approximately $0.1 million and $0.2 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods. During the nine months ended September 30, 2020 and 2019, we expensed approximately $0.4 million and $0.8 million, respectively, of acquisition-related transaction costs that did not meet our capitalization policy during the respective periods.

Evaluation of Possible Impairment of Long-Lived Assets

Management monitors events and changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of the assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the long-lived assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the value of the long-lived assets to the fair value and recognize an impairment loss. For the three and nine months ended September 30, 2020 and 2019, no impairment losses were recognized.

Revenue Recognition

Management believes that all of our leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from any long-term operating leases are recognized on a straight-line basis over the term of the lease. In March 2019, in connection with the acquisition of a self storage facility in Newark, New Jersey, we entered into a ten year operating lease with the seller for warehouse space. The lease contains scheduled base rent increases and contractual future minimum lease payments totaling approximately $5.9 million. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in accounts payable and accrued liabilities in our consolidated balance sheets and contractually due but unpaid rent is included in other assets.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Intangible Assets

We have allocated a portion of our real estate purchase price to in-place lease intangibles. We are amortizing in-place lease intangibles on a straight-line basis over the estimated future benefit period. As of September 30, 2020, the gross amounts allocated to in-place lease intangibles were approximately $10.9 million and accumulated amortization of in-place lease intangibles totaled approximately $9.8 million. As of December 31, 2019, the gross amounts allocated to in-place lease intangibles were approximately $10.5 million and accumulated amortization of in-place lease intangibles totaled approximately $7.1 million.

The total estimated future amortization expense of intangible assets for the years ending December 31, 2020 and 2021 is approximately $0.5 million and $0.6 million, respectively.

Debt Issuance Costs

The net carrying value of costs incurred in connection with our revolving credit facility are presented as debt issuance costs on our consolidated balance sheets. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2020 and December 31, 2019, accumulated amortization of debt issuance costs related to our revolving credit facility totaled approximately $0.6 million and $0.2 million, respectively.

The net carrying value of costs incurred in connection with obtaining non revolving debt are presented on the consolidated balance sheets as a reduction of the related debt. Debt issuance costs are amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of September 30, 2020 and December 31, 2019, accumulated amortization of debt issuance costs related to non revolving debt totaled approximately $0.1 million and $4,000, respectively.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Organizational and Offering Costs

Our Advisor has funded organization and offering costs on our behalf. We are required to reimburse our Advisor for such organization and offering costs; provided, however, our Advisor has funded, and will not be reimbursed for, 1.15% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, which we recognized as a capital contribution from our Advisor. Our Advisor must reimburse us within 60 days after the end of the month in which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. If at any point in time we determine that the total organization and offering costs are expected to exceed 3.5% of the gross proceeds anticipated to be received from the Primary Offering, we will recognize such excess as a capital contribution from our Advisor. Subsequent to the termination of our Primary Offering, we determined that total organization and offering costs did not exceed 3.5% of the gross proceeds received from the Primary Offering, and thus there was no reimbursement. Offering costs are recorded as an offset to additional paid-in capital, and organization costs are recorded as an expense.

In connection with our Primary Offering, our Former Dealer Manager received a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from the sales of Class T shares in the Primary Offering and a dealer manager fee up to 3.0% of gross proceeds from sales of both Class A shares and Class T shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Former Dealer Manager did not receive an upfront sales commission or dealer manager fee from the sales of Class W shares in the Primary Offering. In addition, participating broker-dealers of our Former Dealer Manager receive an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares sold in the Primary Offering. Our Former Dealer Manager receives an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate underwriting compensation paid in our Primary Offering with respect to Class W shares, comprised of the dealer manager servicing fee, equals 9.0% of the gross proceeds from the sale of Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made commencing after the termination of our Primary Offering, and (iv) the date that such Class W share is redeemed or is no longer outstanding. During the second quarter of 2020, as a result of the suspension of our Primary Offering, termination of our Former Dealer Manager and the termination of our Primary Offering on September 11, 2020, we expected that the aggregate underwriting compensation from all sources would exceed 10% at a date in the future, and therefore, we will cease paying a portion of the accrued Class W dealer manager servicing fees. Accordingly, during the second quarter of 2020, we reversed a portion of our liability for future payment of Class W dealer manager servicing fees in excess of the 10% limitation, which resulted in an approximately $1.6 million reduction in Due to Affiliates and an increase in Additional Paid in Capital in the accompanying consolidated balance sheet. Subsequent to the termination of our Primary Offering, we determined that no additional adjustment to accrued Class W dealer manager servicing fees was required.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Our Former Dealer Manager entered into participating dealer agreements with certain other broker-dealers which authorized them to sell our shares. Upon sale of our shares by such broker-dealers, our Former Dealer Manager re-allowed all of the sales commissions and, subject to certain limitations, the stockholder servicing fees paid in connection with sales made by these broker-dealers. Our Former Dealer Manager also re-allowed to these broker-dealers a portion of their dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our Former Dealer Manager, payment of attendance fees required for employees of our Former Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. Our Former Dealer Manager also received reimbursement of bona fide due diligence expenses; however, to the extent these due diligence expenses could not be justified, any excess over actual due diligence expenses would have been considered underwriting compensation subject to a 10% FINRA limitation and, when aggregated with all other non-accountable expenses in connection with our Public Offering, may not exceed 3% of gross offering proceeds from sales in the Public Offering. We recorded a liability within Due to Affiliates for the future estimated stockholder and dealer manager servicing fees and a reduction to additional paid-in capital at the time of sale of the Class T and Class W shares as an offering cost.

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

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our share redemption program, effective on April 29, 2020. The share redemption program will remain suspended until its resumption is approved by the board, if ever. As a result, we were unable to honor redemption requests made during the nine months ended September 30, 2020.

For the year ended December 31, 2019, we received redemption requests totaling approximately $1.4 million (approximately 62,000 shares), approximately $0.7 million of which were fulfilled during the year ended December 31, 2019, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2019, and fulfilled in January 2020. During the nine months ended September 30, 2020, we received redemption requests totaling approximately $0.9 million (approximately 39,000 shares); however, due to the suspension of our share redemption program, no share redemption requests were fulfilled.

Accounting for Equity Awards

The cost of restricted stock is required to be measured based on the grant date fair value and the cost recognized over the relevant service period.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

The table below summarizes our fixed rate notes payable at September 30, 2020, and December 31, 2019. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate notes payable was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	September 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed Rate Secured Debt	$43,000,000	$42,586,289	$2,300,000	$2,182,207

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Per Share Data

Basic earnings per share attributable to our common stockholders for all periods presented are computed by dividing net income (loss) attributable to our common stockholders by the weighted average number of shares outstanding during the period, excluding unvested restricted stock.  Diluted earnings per share is computed by including the dilutive effect of unvested restricted stock, utilizing the treasury stock method. For all periods presented the dilutive effect of unvested restricted stock was not included in the diluted weighted average shares as such shares were antidilutive.

Note 3. Real Estate Facilities

The following summarizes the activity in real estate facilities during the nine months ended September 30, 2020:

Real estate facilities
Balance at December 31, 2019	$261,382,288
Real estate facility acquisitions	33,987,389
Improvements and additions	1,872,731
Balance at September 30, 2020	$297,242,408
Accumulated depreciation
Balance at December 31, 2019	$(6,742,793)
Depreciation expense	(5,764,652)
Balance at September 30, 2020	$(12,507,445)

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

The following table summarizes the purchase price allocations for our acquisitions during the nine months ended September 30, 2020:

Property	Acquisition Date	Real Estate Assets	Intangibles	Total(2)	2020 Revenue(3)	2020 Property Operating Income (Loss)(3)(4)
Escondido –CA(1)	01/17/20	$17,568,907	$—	$17,568,907	$184,986	$(178,568)
Punta Gorda –FL	06/18/20	$16,418,482	$444,000	$16,862,482	$287,140	$149,769
		$33,987,389	$444,000	$34,431,389	$472,126	$(28,799)

(1)

The Escondido Property is a newly developed self storage facility that was acquired upon issuance of the certificate of occupancy. In conjunction with the acquisition, our approximately $2.3 million net preferred equity investment in the entity that developed the Escondido Property along with the preferred return was redeemed as a reduction to the purchase price.  Such investment had an annual preferred return of 8% that was paid quarterly with an additional 4% preferred return that was redeemed at the close of the property. We accounted for this preferred equity investment using the equity method of accounting and it was included in other assets in the accompanying consolidated balance sheet as of December 31, 2019.

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

The following table summarizes our investments in unconsolidated real estate ventures:

					Carrying Value of Investment
	Location	Date Real Estate Venture Acquired Land	Real Estate Venture Status	Equity Ownership %	September 30, 2020	December 31, 2019
Oshawa Property	Oshawa, Ontario	September 2018	Under Development	50%	$746,103	$1,793,565
East York Property	East York, Ontario	January 2019	Commenced Operations June 16, 2020	50%	3,082,153	7,069,314
Brampton Property	Brampton, Ontario	September 2019	Under Development	50%	1,662,229	3,249,402
Vaughan Property	Vaughan, Ontario	August 2019	Under Development	50%	1,410,566	2,902,858
Scarborough Property	Scarborough, Ontario	August 2020	Under Development	50%	947,771	74,847
Kingspoint Property	Kingspoint, Ontario	Expected in the fourth quarter of 2020	Pre-Development	50%	32,073	26,209
					$7,880,895	$15,116,195

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Financing Agreement

On July 9, 2020, we and SmartCentres, through the Oshawa, East York, Brampton and Vaughan joint venture partnerships (“the JV Properties”), entered into a master mortgage commitment agreement (the “MMCA”) with SmartCentres Storage Finance LP (the “SmartCentres Lender”) (collectively, the “SmartCentres Financing”). The SmartCentres Lender is an affiliate of SmartCentres. The initial maximum amount available is approximately $60 million CAD ($45 million USD), however, the SmartCentres Financing includes an accordion feature such that borrowings pursuant thereto may be increased up to approximately $120 million CAD ($90 million USD) subject to certain conditions set forth in the MMCA. The proceeds of the SmartCentres Financing will be used to finance the development and construction of self storage facilities on the JV Properties. The initial draw on the SmartCentres Financing was made on July 30, 2020 for approximately $30 million CAD ($22.6 million USD).  In August 2020, the JV Properties distributed the excess funds from the initial draw on the MMCA as a return of capital which totaled approximately $14 million CAD ($10.5 million USD) to each joint venture partner. As of September 30, 2020, the total loan balance was approximately $35 million CAD ($26.4 million USD). On October 28, 2020, the Scarborough joint venture partnership was added to the MMCA and became a co-borrower with the JV Properties.

The SmartCentres Financing is secured by first mortgages on each of the JV Properties.  Interest on the SmartCentres Financing is a variable annual rate equal to the aggregate of: (i) the BA Equivalent Rate, plus: (ii) a margin based on the External Credit Rating, plus (iii) a margin under the Senior Credit Facility, each as defined and described further in the MMCA. As of September 30, 2020, the total interest rate was approximately 2.95%.

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

Completed Acquisition

In January 2019, one of our subsidiaries entered into a contribution agreement with a subsidiary of SmartCentres, to acquire a tract of land owned by SmartCentres and located in Scarborough, Ontario (“Scarborough Land”) in the Greater Toronto Area of Canada.

On August 7, 2020, we closed on the Scarborough Land, which is now owned by a limited partnership (the “Scarborough Limited Partnership”), in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) are each a 50% limited partner and each have an equal ranking general partner in the Scarborough Limited Partnership. At closing, we subscribed for 50% of the units in the Scarborough Limited Partnership at an agreed upon subscription price of approximately $0.9 million CAD, representing a contribution equivalent to 50% of the agreed upon fair market value of the Scarborough Land. The Scarborough Limited Partnership intends to develop a self storage facility on the Scarborough Land.

Potential Acquisition

In January 2019, one of our subsidiaries entered into a contribution agreement with a subsidiary of SmartCentres, to acquire a tract of land owned by SmartCentres and located in Brampton, Ontario (the “Kingspoint Land”) in the Greater Toronto Area of Canada.

Upon closing, the Kingspoint Land it will be owned by a limited partnership (the “Kingspoint Limited Partnership”), in which we (through our subsidiaries) and SmartCentres (through its subsidiaries) will each be a 50% limited partner and each have an equal ranking general partner in the Kingspoint Limited Partnerships. It is intended that the Kingspoint Limited Partnerships develops a self storage facility on the land. At closing, we (through our subsidiaries) will subscribe for 50% of the units in the Kingspoint Limited Partnerships at an agreed upon subscription price of approximately $1.7 million CAD, representing contributions equivalent to 50% of the agreed upon fair market value of the land.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Note 5. Secured Debt

The Company’s debt is summarized as follows:

Secured Debt	September 30, 2020	December 31, 2019	Interest Rate	Maturity Date
Revolving KeyBank Credit Facility	$44,000,000	$107,000,000	1.9%	6/27/2022
Katy Loan	2,086,289	2,182,207	6.4%	9/1/2031
CMBS Loan	40,500,000	—	3.6%	2/1/2030
TCF Loan	40,286,302	—	3.8%	3/30/2023
Debt issuance costs, net	(790,141)	(76,230)
Total Secured Debt	$126,082,450	$109,105,977

The weighted average interest rate on our consolidated debt as of September 30, 2020 was approximately 3.1%.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

The Revolving KeyBank Credit Facility is a revolving loan with an initial term of three years, maturing on June 27, 2022, with two one-year extension options subject to certain conditions outlined further in the Revolving KeyBank Credit Facility. Monthly payments due pursuant to the Revolving KeyBank Credit Facility are interest-only and the principal balance is due at maturity. The Revolving KeyBank Credit Facility bears interest based on the type of borrowing. The ABR Loans bear interest at the lesser of (x) the Alternate Base Rate (as defined in the Revolving KeyBank Credit Facility) plus the Applicable Rate, or (y) the Maximum Rate (as defined in the Revolving KeyBank Credit Facility). The Eurodollar Loans bear interest at the lesser of (a) the Adjusted LIBO Rate (as defined in the Revolving KeyBank Credit Facility) for the Interest Period in effect plus the Applicable Rate, or (b) the Maximum Rate (as defined in the Revolving KeyBank Credit Facility). The Applicable Rate means the percentage rate corresponding to our total leverage, which are as follows for Eurodollar Loans: (1) 225 basis points with a total leverage ratio greater than or equal to 55%; (2) 200 basis points with a total leverage ratio greater than or equal to 45% but less than 55%; (3) 175 basis points with a total leverage ratio greater than or equal to 35% but less than 45%; and (4) 150 basis points with a total leverage ratio less than 35%. As of September 30, 2020, the total interest rate was approximately 1.9% which was based on LIBOR plus 175 basis points. Our Operating Partnership purchased an interest rate cap with a notional amount of $105 million, such that in no event will LIBOR exceed 3.0% thereon through July 1, 2021.

The Revolving KeyBank Credit Facility is fully recourse, jointly and severally, to each of the Borrowers and is secured by cross-collateralized first mortgage liens on the Mortgaged Properties (as defined in the Revolving KeyBank Credit Facility). As of September 30, 2020, the facility encumbered the following 11 properties (Naples, Woodlands I, Humble, Woodlands II, College Station, Cypress, Queenston, Newark, Redmond, Charlottesville, and University City). The Revolving KeyBank Credit Facility may be prepaid or terminated at any time without penalty, provided, however, that the Lenders shall be indemnified for any breakage costs. Pursuant to that certain guaranty (the “KeyBank Guaranty”), dated as of June 27, 2019, in favor of the Lenders, we serve as a guarantor of all obligations due under the Revolving KeyBank Credit Facility.

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

September 30, 2020

(Unaudited)

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

TCF Loan

On March 30, 2020, we, through four wholly-owned special purpose entities (collectively, the “Original Borrowers”), entered into a term loan agreement (the “TCF Loan Agreement”) with TCF National Bank, a national banking association (“TCF”), as lead arranger and administrative agent for up to $31.5 million (the “TCF Loan”). At closing, we drew approximately $30.5 million and utilized $4 million to pay off the KeyBank Bridge Loan. The remaining $1 million serves as an interest holdback to cover monthly interest payments until fully utilized. The TCF Loan is secured by a first mortgage on each of the Ocoee Property, the Ardrey Kell Property, the Surprise Property, and the Escondido Property (the “TCF Properties”).

On September 2, 2020, the Company, the Original Borrowers and TCF amended the TCF Loan Agreement, whereby a special purpose entity of the Company owning the Punta Gorda property, became a co-borrower and pledged its property as additional collateral for the TCF Loan. Accordingly, we received an increase of approximately $9.2 million to the loan commitment, which was immediately drawn (the “Additional Proceeds”), for an aggregate commitment of approximately $40.7 million. Other than as described in the foregoing, none of the other material terms of the TCF Loan were changed by the loan amendment.

The interest rate on the TCF Loan is equal to the greater of (i) 3.75% per annum or (ii) an adjustable annual rate equal to LIBOR plus 3.00%. Upon achievement of certain financial conditions, the interest rate will be equal to the greater of (i) 3.50% per annum or (ii) an adjustable annual rate equal to LIBOR plus 2.50%. As of September 30, 2020, the interest rate on the TCF Loan was 3.75%. In April 2020, our Operating Partnership purchased an interest rate cap with a notional amount of $30.5 million, such that in no event will LIBOR exceed 0.75% thereon through May 2022.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

The following table presents the future principal payment requirements on outstanding secured debt as of September 30, 2020:

2020	$33,004
2021	137,392
2022	44,146,418
2023	40,442,340
2024	166,287
2025 and thereafter	41,947,150
Total payments	126,872,591
Debt issuance costs, net	(790,141)
Total	$126,082,450

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

Organization and Offering Costs

Organization and offering costs of the Public Offering were paid by our Advisor on our behalf and reimbursed to our Advisor from the proceeds of our Public Offering; provided, however, that our Advisor funded, and will not be reimbursed for, 1.15% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses. Organization and offering costs consisted of all expenses (other than sales commissions, the dealer manager fee, stockholder servicing fees and dealer manager servicing fees) paid by us in connection with the Public Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable organization and offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the Public Offering; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. Our Advisor must reimburse us within 60 days after the end of the month which the Public Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Subsequent to the termination of our Primary Offering, we determined that total organization and offering costs did not exceed 3.5% of the gross proceeds received from the Primary Offering, and thus there was no reimbursement.

Advisory Agreement

We do not have any employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. Our Advisor receives various fees and expenses under the terms of our Advisory Agreement. As noted above, we are required under our Advisory Agreement to reimburse our Advisor for organization and offering costs; provided, however, our Advisor funded, and will not be reimbursed for, 1.15% of the gross offering proceeds from the sale of Class W shares towards payment of organization and offering expenses, and is required to reimburse us within 60 days after the end of the month in which the Primary Offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions, dealer manager fees, stockholder servicing fees and dealer manager servicing fees) in excess of 3.5% of the gross offering proceeds from the Primary Offering. Subsequent to the termination of our Primary Offering, we determined that total organization and offering costs did not exceed 3.5% of the gross proceeds received from the Primary Offering, and thus there was no reimbursement.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Our Advisory Agreement also requires our Advisor to reimburse us to the extent that offering expenses, including sales commissions, dealer manager fees, stockholder servicing fees, dealer manager servicing fees and organization and offering expenses, are in excess of 15% of gross proceeds from the Primary Offering. Subsequent to the termination of our Primary Offering, we determined that total organization and offering costs will not exceed 15% of the gross proceeds received from the Primary Offering, and thus there will be no reimbursement. Our Advisor also receives a monthly asset management fee equal to 0.0833%, which is one-twelfth of 1%, of our aggregate asset value, as defined. Our Advisor may also be entitled to various subordinated distributions under our operating partnership agreement if we (1) list our shares of common stock on a national exchange, (2) terminate our Advisory Agreement, or (3) liquidate our portfolio.

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

As of September 30, 2020 and 2019, our aggregate annual operating expenses, as defined, did not exceed the thresholds described above.

Dealer Manager Agreement

On April 17, 2020, in accordance with provisions of the Dealer Manager Agreement, we provided a 60-day termination notice to our Former Dealer Manager and pursuant to such notice, the Dealer Manager Agreement was terminated on June 16, 2020. In connection with our Primary Offering, our Former Dealer Manager received a sales commission of up to 6.0% of gross proceeds from sales of Class A shares and up to 3.0% of gross proceeds from sales of Class T shares in the Primary Offering and a dealer manager fee of up to 3.0% of gross proceeds from sales of both Class A shares and Class T shares in the Primary Offering under the terms of the Dealer Manager Agreement. Our Former Dealer Manager did not receive an upfront sales commission or dealer manager fee from sales of Class W shares in the Primary Offering. In addition, participating broker-dealers of our Former Dealer Manager receive an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T shares sold in the Primary Offering. Our Former Dealer Manager receives an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W shares sold in the Primary Offering. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) with respect to a particular Class T share, the third anniversary of the issuance of the share; and (iv) the date that such Class T share is redeemed or is no longer outstanding. We will cease paying the dealer manager servicing fee with respect to the Class W shares sold in the Primary Offering at the earlier of (i) the date we list our shares on a national securities exchange, merge or consolidate with or into another entity, or sell or dispose of all or substantially all of our assets, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares, Class T shares, and Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made commencing after the termination of our Primary Offering; (iii) the end of the month in which the aggregate underwriting compensation paid in our Primary Offering with respect to Class W shares, comprised of the dealer manager servicing fees, equals 9.0% of the gross proceeds from the sale of Class W shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan), which calculation shall be made commencing after the termination of our Primary Offering, and (iv) the date that such Class W share is redeemed or is no longer outstanding. During the second quarter of 2020, as a result of the suspension of our Primary Offering, termination of our Former Dealer Manager and the termination of our Primary Offering on September 11, 2020, we expected that the aggregate underwriting compensation from all sources would exceed 10% at a date in the future, and therefore, we will cease paying a portion of the accrued Class W dealer manager servicing fees. Accordingly, during the second quarter of 2020, we  reversed a

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

portion of our liability for future payment of Class W dealer manager servicing fees in excess of the 10% limitation, which resulted in an approximately $1.6 million reduction in Due to Affiliates and an increase in Additional Paid in Capital in the accompanying consolidated balance sheet. Subsequent to the termination of our Primary Offering, we determined that no additional adjustment to accrued Class W dealer manager servicing fees was required.

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

September 30, 2020

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

Pursuant to the terms of the agreements described above, the following table summarizes related party costs incurred and paid by us for the year ended December 31, 2019 and the nine months ended September 30, 2020, as well as any related amounts payable as of December 31, 2019 and September 30, 2020:

	Year Ended December 31, 2019			Nine Months Ended September 30, 2020
	Incurred	Paid	Payable	Incurred	Paid	Adjustment(2)	Payable
Expensed
Operating expenses (including organizational costs)	$1,247,017	$1,200,196	$73,437	$1,287,391	$1,209,446	$-	$184,635
Asset management fees	2,027,231	1,989,408	45,656	2,358,356	2,398,742	-	5,270
Property management fees	1,014,881	1,014,881	—	1,032,442	1,032,442	-	—
Transfer Agent expenses	275,899	273,542	12,900	275,771	277,530	-	11,141
Acquisition expenses	652,167	652,167	—	342,192	342,192	-	—
Capitalized
Acquisition expenses	44,740	44,740	—	10,800	10,800	-	—
Additional Paid-in Capital
Selling commissions	4,702,176	4,714,469	33,020	1,232,385	1,265,405	-	-
Dealer Manager fees	1,774,215	1,772,811	17,657	432,389	450,046	-	-
Stockholder Servicing Fees and Dealer Manager Servicing Fees(1)	2,661,417	729,179	3,528,011	417,202	744,996	(1,585,682)	1,614,057
Offering costs	266,409	254,946	29,765	97,883	127,648	-	-
Total	$14,666,152	$12,646,339	$3,740,446	$7,486,811	$7,859,247	$(1,585,682)	$1,815,103

(1)

We pay participating broker-dealers of our Former Dealer Manager an ongoing stockholder servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 1% of the purchase price per share of the Class T Shares and we pay our Former Dealer Manager an ongoing dealer manager servicing fee that is payable monthly and accrues daily in an amount equal to 1/365th of 0.5% of the purchase price per share of the Class W Shares sold in the Primary Offering.

(2)

During the second quarter of 2020, as a result of the suspension of our Primary Offering, termination of our Former Dealer Manager and the termination of our Primary Offering on September 11, 2020, we expected that the aggregate underwriting compensation from all sources would exceed 10% at a date in the future, and therefore, we will cease paying a portion of the accrued Class W dealer manager servicing fees. Accordingly, during the second quarter of 2020, we  reversed a portion of our liability for future payment of Class W dealer manager servicing fees in excess of the 10% limitation, which resulted in an approximately $1.6 million reduction in Due to Affiliates and an increase in Additional Paid in Capital in the accompanying consolidated balance sheet. Subsequent to the termination of our Primary Offering, we determined that no additional adjustment to accrued Class W dealer manager servicing fees was required.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

In order to protect the interest of the Property Manager in receiving these revenues in light of the fact that we control the properties and, hence, the ability of the Property Manager to receive such revenues, we and an affiliate of our Property Manager agreed to transfer our respective rights in such revenue to a joint venture entity owned 0.1% by our TRS subsidiary and 99.9% by our Property Manager’s affiliate (the “PM Affiliate”). Under the terms of the operating agreement of the joint venture entity, dated March 27, 2018 (the “JV Agreement”), our TRS will receive 0.1% of the net revenues generated from such Tenant Programs and the PM Affiliate will receive the other 99.9% of such net revenues. The JV Agreement further provides, among other things, that if a member or its affiliate terminates all or substantially all of the property management agreements or defaults in its material obligations under the JV Agreement or undergoes a change of control, as defined, (the “Triggering Member”), the other member generally shall have the right (but not the obligation) to either (i) sell all of its interest in the joint venture to the Triggering Member at fair market value (as agreed upon or as determined under an appraisal process) or (ii) purchase all of the Triggering Member’s interest in the joint venture at 95% of fair market value. For the nine months ended September 30, 2020 and 2019, an affiliate of our Property Manager received net revenue from this joint venture of approximately $610,000 and $260,000, respectively.

Storage Auction Program

Our Sponsor owns a minority interest in a company that owns 50% of an online auction company (the “Auction Company”) that serves as a web portal for self storage companies to post their auctions for the contents of abandoned storage units online instead of using live auctions conducted at the self storage facilities. The Auction Company receives a service fee for such services. During the nine months ended September 30, 2020 and 2019, we paid approximately $8,000 and $7,000 in fees to the Auction Company related to our properties, respectively. Our properties receive the proceeds from such online auctions.

Note 7. Commitments and Contingencies

Distribution Reinvestment Plan

We adopted a distribution reinvestment plan that will allow our stockholders to have distributions otherwise distributable to them invested in additional shares of our common stock. The plan became effective on the effective date of our Public Offering. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days’ prior written notice to stockholders. On June 20, 2019, our board of directors approved the Amended and Restated Distribution Reinvestment Plan, which replaced our prior distribution reinvestment plan, and became effective for distribution payments being paid beginning in July 2019. The Amended and Restated Distribution Reinvestment Plan sets the price for our shares to be equal to the estimated value per share of the Class A Shares, Class T Shares, and Class W Shares approved by the board of directors and in effect on the date of purchase of the shares under the Amended and Restated Distribution Reinvestment Plan. On July 30, 2020, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $50 million in shares under our distribution reinvestment plan. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders. As of September 30, 2020, we have sold approximately 280,000 Class A shares, 220,000 Class T shares and 50,000 Class W shares through our distribution reinvestment plan offering.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our share redemption program, effective on April 29, 2020. The share redemption program will remain suspended until its resumption is approved by the board, if ever. As a result, we were not able to honor redemption requests made during the nine months ended September 30, 2020.

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

For the year ended December 31, 2019, we received redemption requests totaling approximately $1.4 million (approximately 62,000 shares), approximately $0.7 million of which were fulfilled during the year ended December 31, 2019, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2019, and fulfilled in January 2020. During the nine months ended September 30, 2020, we received redemption requests totaling approximately $0.9 million (approximately 39,000 shares); however, due to the suspension of our share redemption program, no share redemption requests were fulfilled.

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

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Note 8. Selected Quarterly Data (Unaudited)

The following is a summary of quarterly financial information for the periods shown below.

	Three months ended
	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Total revenues	$4,502,793	$4,976,849	$5,234,189	$5,373,405	$6,094,546
Total operating expenses	5,929,491	6,550,524	7,319,352	7,029,939	7,440,759
Operating loss	(1,426,698)	(1,573,675)	(2,085,163)	(1,656,534)	(1,346,213)
Net loss	(1,959,538)	(2,440,506)	(3,582,750)	(2,892,936)	(2,906,069)
Net loss attributable to common stockholders	(1,957,502)	(2,438,027)	(3,579,544)	(2,890,446)	(2,903,717)
Net loss per Class A share-basic and diluted	(0.24)	(0.27)	(0.36)	(0.28)	(0.28)
Net loss per Class T share-basic and diluted	(0.24)	(0.27)	(0.36)	(0.28)	(0.28)
Net loss per Class W share-basic and diluted	(0.24)	(0.27)	(0.36)	(0.28)	(0.28)

Note 9. Declaration of Distributions

Cash Distribution Declaration

In order to give our board of directors maximum flexibility to monitor and evaluate the situation related to the financial impact of COVID-19, on March 30, 2020, our board of directors changed its distribution authorizations from a quarterly to monthly authorization starting with the second quarter of 2020.

On September 25, 2020, the board of directors changed its distribution authorizations from monthly back to quarterly for the fourth quarter of 2020 and the foreseeable future.  In addition, the board authorized a daily distribution rate of approximately $0.00427 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on October 1, 2020 and ending December 31, 2020. In connection with these distributions, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00361 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00396 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Note 11.  Subsequent Events

Potential Merger with SmartStop Self Storage REIT, Inc.

On November 10, 2020, the Company, SmartStop and Merger Sub entered into the Merger Agreement in connection with the Merger.  The Merger Agreement provides that SmartStop will acquire the Company by way of a merger of the Company with and into Merger Sub, with Merger Sub being the surviving entity in the Merger.  The special committee (the “Committee”) of our board of directors, our board, the special committee of the board of directors of SmartStop and the board of directors of SmartStop have approved the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement. In addition, the Committee and our board have approved, and recommended that our stockholders

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

approve, an amendment to the Company’s First Articles of Amendment and Restatement to remove the limitations on “roll-up transactions” (the “Charter Amendment”), which is necessary to consummate the Merger.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Merger Effective Time”), each Class A share, Class T share, and Class W share issued and outstanding immediately prior to the Merger Effective Time will be converted into the right to receive 2.1875 shares of SmartStop’s Class A Common Stock, $0.001 par value per share (the “SmartStop Common Stock”), subject to the treatment of fractional shares in accordance with the Merger Agreement (the “Merger Consideration”). This exchange ratio represents an increase of $0.10 per share from the Company’s most recent estimated Net Asset Value (NAV) of $22.65, when compared to SmartStop’s most recent estimated NAV of $10.40 per share. The transaction values the Company at approximately $370 million, based on September 30, 2020 share counts and debt principal balances outstanding, and using the agreed exchange ratio and SmartStop’s estimated NAV. Immediately prior to the Merger Effective Time, each restricted share of SST IV Common Stock granted under the Company’s Employee and Director Long-Term Incentive Plan will become fully vested and non-forfeitable, and at the Merger Effective Time will be converted into the right to receive the Merger Consideration.

The Merger Agreement contains customary representations, warranties and covenants, including covenants relating to the conduct of the respective businesses of the Company and SmartStop during the period between the execution of the Merger Agreement and the earlier of the completion of the Merger or the termination of the Merger Agreement in accordance with its terms. The closing of the Merger (the “Closing”) is subject to and conditioned on the approval of the Merger and the Charter Amendment by the affirmative vote of holders of not less than a majority of all outstanding shares of our common stock (the “Stockholder Approvals”). Pursuant to the terms of the Merger Agreement, the Closing is also subject to other customary conditions, including the delivery of certain documents and legal opinions, the accuracy of the representations and warranties of the parties (subject to the materiality standards contained in the Merger Agreement), the effectiveness of the registration statement on Form S-4 to be filed by SmartStop to register the shares of the SmartStop Common Stock to be issued as Merger Consideration, and the absence of a “SST IV Material Adverse Effect” or “SmartStop Material Adverse Effect” (as each term is defined in the Merger Agreement). The Closing is not subject to a financing condition or the approval of SmartStop’s stockholders.

The Merger Agreement prohibits the Company and its subsidiaries and representatives from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. The Merger Agreement also provides that at any time prior to receipt of the Stockholder Approvals, the Company and its representatives may, in certain circumstances, make an “Adverse Recommendation Change” (as that term is defined in the Merger Agreement) and terminate the Merger Agreement, subject to complying with certain conditions set forth in the Merger Agreement.

In the event of the termination of the Merger Agreement and the Company’s entry into an alternative transaction with respect to a superior proposal, as well as under other specified circumstances, the Company will be required to pay to SmartStop a termination payment of $7.2 million. In addition, the Merger Agreement provides for customary expense reimbursements under specified circumstances set forth in the Merger Agreement.

We expect the Merger to close during the first half of 2021; however, there is no guarantee that the Merger will be consummated.

Ancillary Agreements

Concurrently with the entry into the Merger Agreement, (i) the Company, our Operating Partnership, and our Advisor, entered into a termination agreement (the “Termination Agreement”), pursuant to which, among other things, the Advisory Agreement, dated as of March 3, 2017, by and among the Company, our Operating Partnership, and our Advisor will terminate upon the Merger Effective Time without any payment to our Advisor, and (ii) the Company, our Operating Partnership, and SmartStop Storage Advisors, LLC, a subsidiary of SmartStop (“SSA”), entered into a Redemption of Special Limited Partner Interest Agreement (the “Redemption Agreement”), pursuant to which the special limited partner interest in our Operating Partnership held by SSA will be redeemed by our Operating Partnership immediately prior to the Merger Effective Time, without any distribution or other payment to SSA.

STRATEGIC STORAGE TRUST IV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Suspension of Distribution Reinvestment Plan

In connection with the Merger Agreement, on November 10, 2020, the board of directors approved the suspension of the DRP with an effective date of November 20, 2020.  Therefore, further distributions will be paid in cash to all stockholders unless and until the DRP is reinstated. The Board may amend, suspend or terminate the DRP for any reason upon 10 days’ written notice to the participants of the DRP.

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

On March 17, 2017, we commenced a public offering of a maximum of $1 billion in common shares for sale to the public (the “Primary Offering”) and $95 million in common shares for sale pursuant to our distribution reinvestment plan (collectively, the “Public Offering”). On April 17, 2020, our board of directors approved the suspension of our Primary Offering, effective as of April 30, 2020, based upon various factors, including the uncertainty relating to the ongoing COVID-19 outbreak and its potential economic impact, the status of fundraising in the non-traded REIT industry due to such uncertainty, and the termination of our Dealer Manager Agreement. The termination of our Public Offering occurred on September 13, 2020. On July 30, 2020, prior to the termination of our Public Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $50 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

On June 29, 2020, our board of directors, upon recommendation of our nominating and corporate governance committee, approved an estimated value per share of $22.65 for our Class A shares, Class T shares, and Class W shares based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of March 31, 2020. As a result of the calculation of our estimated value per share remaining the same as the prior year value, there was no change to the public offering prices for any of our share classes. In addition, the purchase price for shares sold pursuant to our distribution reinvestment plan remained at $22.65 per share for Class A, Class T, and Class W shares.

During the third quarter of 2020, our board of directors established a special committee comprised solely of its independent directors to conduct a review of a potential strategic transaction with SmartStop.  As a result of this process, on November 10, 2020, the Company, SmartStop, and Merger Sub, entered into the Merger Agreement in connection with the Merger.  The Merger Agreement provides that SmartStop will acquire the Company by way of a merger of the Company with and into Merger Sub, with Merger Sub being the surviving entity in the Merger.  See Note 11, Subsequent Events for additional information related to the Merger and other transactions entered into in conjunction with the Merger Agreement.

As of September 30, 2020, we wholly owned 24 operating self storage properties located in nine states (Arizona, California, Florida, Nevada, New Jersey, North Carolina, Texas, Virginia and Washington) comprising approximately 18,000 units and 2.0 million net rentable square feet as well as 50% equity interests in five unconsolidated real estate ventures located in the Greater Toronto Area. Our unconsolidated real estate ventures consist of one operating self storage property and four parcels of land being developed into self storage facilities, with subsidiaries of SmartCentres owning the other 50% of such entities. In addition, we had entered into one other contribution agreement with respect to a tract of land in the Greater Toronto Area owned by SmartCentres. For more information, see Note 4 of the Notes to the Consolidated Financial Statements contained in this report.

As of September 30, 2020, our wholly owned self storage portfolio was comprised as follows:

State	No. of Properties	Units(1)	Sq. Ft. (net)(2)	% of Total Rentable Sq. Ft.	Physical Occupancy %(3)		Rental Income %(4)
Arizona	1	720	79,000	3.9%	80%	(5)	1.1%
California	2	1,620	154,000	7.5%	69%	(6)	4.4%
Florida	5	3,830	519,100	25.4%	86%	(7)	22.2%
Nevada	2	1,220	131,500	6.4%	94%		8.6%
New Jersey	1	1,900	158,000	7.7%	96%		13.0%
North Carolina	2	1,910	176,500	8.6%	88%		7.7%
Texas	8	4,610	605,900	29.7%	92%		28.5%
Virginia	1	830	71,000	3.5%	92%		5.5%
Washington	2	1,180	146,000	7.3%	92%		9.0%
	24	17,820	2,041,000	100%	89%	(3)	100%

(1)	Includes all rentable units, consisting of storage units and parking units (approximately 690 units).
(2)	Includes all rentable square feet consisting of storage units and parking units (approximately 250,000 square feet).
(3)

Represents the occupied square feet of all facilities we owned in a state divided by total rentable square feet of all the facilities we owned in such state as of September 30, 2020. As of September 30, 2020, the following properties were not physically stabilized: Ocoee, Surprise, Escondido, and Punta Gorda. Excluding these properties, our total physical occupancy was approximately 93%.

(4)	Represents rental income for all facilities we own in a state divided by our total rental income for the month ended September 30, 2020.
(5)	We acquired the Surprise property, at certificate of occupancy, with initial occupancy of 0%, in December 2019. The occupancy was approximately 80% as of September 30, 2020.
(6)	We acquired the Escondido property, at certificate of occupancy, with initial occupancy of 0%, in January 2020. The occupancy was approximately 52% as of September 30, 2020.
(7)

We acquired the Ocoee property, a lease-up property, with initial occupancy of 37%, in November 2019. The occupancy was approximately 83% as of September 30, 2020. We acquired the Punta Gorda property, a lease-up property, with initial occupancy of 46%, on June 18, 2020. The occupancy was approximately 67% as of September 30, 2020.

Investments in Unconsolidated Real Estate Ventures

We have entered into joint venture agreements with a subsidiary of SmartCentres, an unaffiliated third party, for tracts of land owned by SmartCentres that are intended to be developed into self storage facilities. We account for these investments using the equity method of accounting and they will be stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings (loss) will generally be recognized based on our ownership interest in the earnings of each of the unconsolidated investments. On June 16, 2020, the East York property obtained certificate of occupancy and commenced operations, with initial occupancy of 0%. The occupancy was approximately 15% as of September 30, 2020.

The following table summarizes our investments in unconsolidated real estate ventures as of September 30, 2020:

	Location	Date Real Estate Venture Acquired Land	Estimated Property Completion Date	Equity Ownership %	Approx. Units at Completion	Approx. Sq. Ft. (net) at Completion
Oshawa	Oshawa,	September 2018	Second half of	50%	900	119,000
Property	Ontario		2021
East York	East York,	January 2019	Commenced	50%	1,000	100,000
Property	Ontario		Operations June 16, 2020
Brampton	Brampton,	September 2019	Fourth Quarter of	50%	1,030	133,000
Property	Ontario		2020
Vaughan	Vaughan,	August 2019	First Quarter of	50%	880	119,000
Property	Ontario		2021
Scarborough	Scarborough,	August 2020	Second half of	50%	880	90,000
Property	Ontario		2021
					4,690	561,000

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

Recent Market Conditions

Our rental revenue and operating results depend significantly on the demand for self storage space. Since the beginning of the COVID-19 pandemic in March 2020, our operations have been affected by COVID-19 in various ways, including but not limited to, national and local jurisdictions issuing orders causing temporary restrictions on our business in certain markets, temporary shutdowns of certain of our facilities, customer behavior and their comfort levels visiting our facilities, as well as the broader economic impacts of COVID-19. The financial impact associated with these items were most significant in the second quarter of 2020, with customer demand for self storage resuming at or above normalized levels during the third quarter of 2020.

Since the beginning of March 2020, we have been focused on creating a safe environment for our customers and employees given the spread of COVID-19. We have instituted the use of masks, plastic dividers, additional cleaning measures and social distancing at all of our self storage facilities. We have also adjusted our in-store operations in order to comply with the various governmental orders, and, in certain cases, we had to temporarily close some of our offices. Additionally, we have expanded our options for customers to rent units via contactless means, including directly through our website and call center. Implementing additional safety measures, including personal protective equipment, as well as various field personnel one-time cash bonuses, resulting in increased property operating expenses during 2020.

Various jurisdictions issued orders or proclamations impacting our ability to charge certain fees, conduct auctions or increase our rental rates. Beginning in mid-March, we elected to suspend auctions and rate increases for our existing customers, as well as suspend or waive certain fees. At the end of the second quarter 2020, in certain jurisdictions, we resumed certain of the foregoing operating procedures on a modified basis, including auctions and charging late fees. While many of the restrictions initially implemented lapsed during the third quarter, we are still subject to some restrictions at certain locations. To date there has been no significant change in our rent collections. However, rent collections could be impacted by prolonged economic stress and unemployment, which could affect our customers’ ability to pay rent and thus would increase bad debt expense.

We experienced reduced rental activity during late March and April, as well as lower prices offered by our competitors, which caused lower rental rates for our incoming customers during the second quarter. As a result of market conditions, and the suspension of existing customer rate increases and certain forgone fees, we saw a negative impact on our revenues in the second quarter.

Many of these factors improved throughout the third quarter, along with increased self storage demand, resulting in revenue returning to more normalized seasonal levels. Our rental activity during the third quarter was strong, we were able to resume existing customer rate increases in most markets, customer collections remained relatively consistent, and our asking rates to new customers continued to improve on a year-over-year basis.

Below is a summary of the business indicators, drivers, and metrics which were impacted by the COVID-19 pandemic for the third quarter of 2020 as compared to the second quarter 2020:

•

Resumed existing customer rate increases on a modified basis beginning July 2020 and through the third quarter 2020, as compared to no rate increases for our existing customers during second quarter 2020;

•

A reduction in late fees during third quarter 2020 of approximately 24% on a same-store basis as compared to third quarter 2019, an improvement from second quarter 2020, in which same-store late fees declined 31% year-over-year;

•

Same-store move-ins increased approximately 16% during third quarter 2020 as compared to third quarter 2019, an improvement from the decline of approximately 6% year-over-year during the second quarter 2020;

•	Same-store move outs increased approximately 1% during third quarter 2020 as compared to third quarter 2019, as compared to the decline of approximately 5% year-over-year for the second quarter 2020;
•	Rents billed and collected within the same month, remained consistent on year-over-year basis at approximately 97% during the third and second quarters of 2020.

The ultimate extent and duration of the COVID-19 pandemic and the resulting impact, including the corresponding governmental orders or broader economic condition and any associated impact on the demand for self storage space or on our business, financial condition, collections, bad debt expense, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted. This includes new information that may also emerge concerning the breadth or severity of the COVID-19 outbreak, as well as the actions to contain or treat its impact.

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

As of September 30, 2020 and 2019, we owned 24 and 17 self storage facilities, respectively. The comparability of our results of operations was significantly affected by our acquisition activity in 2019 and 2020 as listed below.

•

Our operating results for the three months ended September 30, 2019 include full period results for 16 self storage facilities and partial period results for one self storage facility acquired during the third quarter of 2019. Our operating results for the three months ended September 30, 2020 include full period results for 24 self storage facilities. As such, we believe there is little basis for comparison between the three months ended September 30, 2020 and 2019. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

•

Our operating results for the nine months ended September 30, 2019 include full period results for 14 self storage facilities and partial period results for three self storage facilities acquired during the first three quarters of 2019. Our operating results for the nine months ended September 30, 2020 include full period results for 22 self storage facilities and partial period results for two self storage facilities acquired during the first two quarters of 2020. As such, we believe there is little basis for comparison between the nine months ended September 30, 2020 and 2019. Operating results in future periods will depend on the results of operations of these properties and the real estate properties that we acquire in the future.

Comparison of the Three Months Ended September 30, 2020 and 2019

Total Revenues

Total revenues for the three months ended September 30, 2020 and 2019 were approximately $6.1 million and $4.5 million, respectively. The increase in total revenues is primarily attributable to a full quarter of operations for 24 properties in the third quarter of 2020, compared to a full quarter of operations for 16 properties and partial quarter of operations for one property acquired in the third quarter of 2019. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2020 and 2019 were approximately $2.5 million (approximately 41% of total revenues) and $1.7 million (approximately 37% of total revenues), respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full quarter of operations for 24 properties in the third quarter of 2020, compared to a full quarter of operations for 16 properties and partial quarter of operations for one property acquired in the third quarter of 2019. The increase in property operating expenses as a percentage of total revenues is primarily a result of the lease-up and certificate of occupancy properties that were acquired in the fourth quarter of 2019 and the first two quarters of 2020. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the three months ended September 30, 2020 and 2019 were approximately $1.2 million and $0.8 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full quarter of operations for 24 properties in the third quarter of 2020, compared to a full quarter of operations for 16 properties and partial quarter of operations for one property acquired in the third quarter of 2019. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 and 2019 were approximately $0.9 million and $0.7 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to professional expense and board of directors costs related to our evaluation of and entry into the Merger Agreement. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 2020 and 2019 were approximately $2.7 million and $2.6 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full quarter of operations for 24 properties in the third quarter of 2020, compared to a full quarter of operations for 16 properties and partial quarter of operations for one property acquired in the third quarter of 2019, partially offset by certain of our intangible assets associated with in-place leases being fully amortized during 2019 and 2020. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the three months ended September 30, 2020 and 2019 were approximately $0.1 million and $0.2 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses - affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the three months ended September 30, 2020 and 2019 were approximately $4,000 and $0.1 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy.  We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the three months ended September 30, 2020 and 2019 was approximately $1.1 million and $0.5 million, respectively. The increase in interest expense is primarily attributable to debt obtained in conjunction with certain of the properties we acquired subsequent to September 30, 2019 offset by lower interest rates related to the KeyBank Revolving Credit Facility, the CMBS Loan, and the TCF Loan. We expect interest expense to fluctuate in the future commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the three months ended September 30, 2020 and 2019 were approximately $0.4 million and $0.1 million, respectively. The increase in interest expense – debt issuance costs was primarily due to the write off of approximately $0.2 million of debt issuance costs in accordance with GAAP during the three months ended September 30, 2020. We expect interest expense – debt issuance costs to fluctuate in the future commensurate with our future financing activity.

Same-Store Facility Results – Three months ended September 30, 2020 and 2019

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since July 1, 2019) for the three months ended September 30, 2020 and 2019. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or lease up activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
			%			%				%
	2020	2019	Change	2020	2019	Change	2020		2019	Change
Revenue (1)	$4,447,642	$4,348,102	2.3%	$1,646,904	$154,691	N/M	$6,094,546		$4,502,793	35.4%
Property operating expenses (2)	2,021,732	1,848,920	9.3%	861,532	77,858	N/M	2,883,264		1,926,778	49.6%
Property operating income	$2,425,910	$2,499,182	(2.9)%	$785,372	$76,833	N/M	$3,211,282		$2,576,015	24.7%
Number of facilities	16	16		8	1		24		17
Rentable square feet (3)	1,385,800	1,385,800		655,200	48,000		2,041,000		1,433,800
Average physical occupancy (4)	93.5%	89.6%		N/M	N/M		87.7%	(5)	89.6%
Annualized rent per occupied square foot (6)	$15.46	$15.67		N/M	N/M		$14.88		$15.61

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 240,000 and 218,000 square feet as of September 30, 2020 and 2019, respectively. On a same-store basis, for the same periods, parking represented approximately 218,000 square feet.

(4)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.

(5)	Total average physical occupancy includes the Surprise, Escondido, Ocoee, and Punta Gorda properties which were not physically stabilized as of September 30, 2020.
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

Our same-store revenue increased by approximately $0.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to an increase in average physical occupancy of approximately 3.9%, partially offset by lower rates.

Our same-store property operating expenses increased by approximately $0.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to an increase in property taxes.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Three Months Ended September 30,
	2020	2019
Net loss	$(2,903,717)	$(1,957,502)
Adjusted to exclude:
Asset management fees (1)	810,700	492,559
General and administrative	920,347	672,582
Depreciation	2,071,758	1,261,774
Intangible amortization expense	673,465	1,340,317
Acquisition expenses—affiliates	74,546	159,371
Other property acquisition expenses	4,327	74,074
Interest expense	1,067,673	476,423
Interest expense—debt issuance costs	376,783	61,784
Equity in loss of unconsolidated real estate venture	154,052	-
Other	(38,652)	(5,367)
Total property operating income	$3,211,282	$2,576,015

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Total Revenues

Total revenues for the nine months ended September 30, 2020 and 2019 were approximately $16.7 million and $12.3 million, respectively. The increase in total revenues is primarily attributable to a full period of operations for 22 self storage facilities and partial period of operations for two self storage facilities acquired during the first two quarters of 2020, compared to a full period of operations for 14 self storage facilities and partial period of operations for three self storage facilities acquired during the first three quarters of 2019. We expect total revenues to increase in the future commensurate with our future acquisition activity and lease-up of our non-stabilized properties.

Property Operating Expenses

Property operating expenses for the nine months ended September 30, 2020 and 2019 were approximately $6.9 million (approximately 41% of total revenues) and $4.1 million (approximately 34% of total revenues), respectively. Property operating expenses include the costs to operate our facilities including payroll, utilities, insurance, real estate taxes, and marketing. The increase in property operating expenses is primarily attributable to a full period of operations for 22 self storage facilities and partial period of operations for two self storage facilities acquired during the first two quarters of 2020, compared to a full period of operations for 14 self storage facilities and partial period of operations for three self storage facilities acquired during the first three quarters of 2019. The increase in property operating expenses as a percentage of total revenues is primarily a result of the lease-up and certificate of occupancy properties that were acquired in the fourth quarter of 2019 and the first two quarters of 2020. We expect property operating expenses to increase in the future as our operational activity increases but decrease as a percentage of total revenues as we lease-up our non-stabilized properties.

Property Operating Expenses – Affiliates

Property operating expenses – affiliates for the nine months ended September 30, 2020 and 2019 were approximately $3.4 million and $2.1 million, respectively. Property operating expenses – affiliates includes property management fees and asset management fees. The increase in property operating expenses – affiliates is primarily attributable to a full period of operations for 22 self storage facilities and partial period of operations for two self storage facilities acquired during the first two quarters of 2020, compared to a full period of operations for 14 self storage facilities and partial period of operations for three self storage facilities acquired during the first three quarters of 2019. We expect property operating expenses – affiliates to increase in the future as our operational activity increases.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2020 and 2019 were approximately $2.5 million and $1.8 million, respectively. General and administrative expenses consist primarily of legal expenses, directors’ and officers’ insurance, transfer agent fees, an allocation of a portion of our Advisor’s payroll related costs, accounting expenses and board of directors related costs. The increase in general and administrative expenses is primarily attributable to professional expense and board of directors costs related to our evaluation of and entry into the Merger Agreement and an increase in costs commensurate with the increase in our operational activity. We expect general and administrative expenses to increase in the future as our operational activity increases, but decrease as a percentage of total revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the nine months ended September 30, 2020 and 2019 were approximately $8.6 million and $7.3 million, respectively. Depreciation expense consists primarily of depreciation on the buildings and site improvements at our properties. Amortization expense consists of the amortization of intangible assets resulting from our acquisitions. The increase in depreciation and amortization expense is primarily attributable to a full period of operations for 22 self storage facilities and partial period of operations for two self storage facilities acquired during the first two quarters of 2020, compared to a full period of operations for 14 self storage facilities and partial period of operations for three self storage facilities acquired during the first three quarters of 2019, partially offset by certain of our intangible assets associated with in-place leases being fully amortized during 2019 and 2020. We expect depreciation and amortization expense to increase in future periods commensurate with our future acquisition activity.

Acquisition Expenses – Affiliates

Acquisition expenses – affiliates for the nine months ended September 30, 2020 and 2019 were approximately $0.3 million and $0.5 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy. We expect acquisition expenses - affiliates to fluctuate in the future commensurate with our acquisition activity.

Other Property Acquisition Expenses

Other property acquisition expenses for the nine months ended September 30, 2020 and 2019 were approximately $0.1 million and $0.3 million, respectively. Acquisition expenses primarily relate to the costs associated with our potential acquisitions of self storage facilities prior to the acquisitions becoming probable in accordance with our capitalization policy.  We expect other property acquisition expenses to fluctuate in the future commensurate with our acquisition activity.

Interest Expense

Interest expense for the nine months ended September 30, 2020 and 2019 was approximately $3.1 million and $2.1 million, respectively. The increase in interest expense is primarily attributable to debt obtained in conjunction with certain of the properties we acquired subsequent to September 30, 2019, offset by lower interest rates related to the KeyBank Revolving Credit Facility, the CMBS Loan and the TCF Loan. We expect interest expense to fluctuate in the future commensurate with our future debt level.

Interest Expense – Debt Issuance Costs

Interest expense – debt issuance costs for the nine months ended September 30, 2020 and 2019 were approximately $1.1 million and $1.2 million, respectively. We expect interest expense – debt issuance costs to fluctuate in the future commensurate with our future financing activity.

Same-Store Facility Results – Nine months ended September 30, 2020 and 2019

The following table sets forth operating data for our same-store facilities (those properties included in the consolidated results of operations since January 1, 2019) for the nine months ended September 30, 2020 and 2019. We consider the following data to be meaningful as this allows for the comparison of results without the effects of acquisition or lease up activity.

	Same-Store Facilities			Non Same-Store Facilities			Total
			%			%				%
	2020	2019	Change	2020	2019	Change	2020		2019	Change
Revenue (1)	$9,497,411	$9,465,530	0.3%	$7,204,729	$2,805,962	N/M	$16,702,140		$12,271,492	36.1%
Property operating expenses (2)	3,962,066	3,897,780	1.6%	3,920,860	964,311	N/M	7,882,926		4,862,091	62.1%
Property operating income	$5,535,345	$5,567,750	(0.6)%	$3,283,869	$1,841,651	N/M	$8,819,214		$7,409,401	19.0%
Number of facilities	14	14		10	3		24		17
Rentable square feet (3)	1,037,800	1,037,800		1,003,200	396,000		2,041,000		1,433,800
Average physical occupancy (4)	91.8%	90.2%		N/M	N/M		80.3%	(5)	88.7%
Annualized rent per occupied square foot (6)	$14.57	$14.85		N/M	N/M		$14.89		$15.59

N/M Not meaningful

(1)	Revenue includes rental revenue, ancillary revenue, and administrative and late fees.
(2)

Property operating expenses excludes corporate general and administrative expenses, asset management fees, interest expense, depreciation, amortization expense and acquisition expenses, but includes property management fees.

(3)

Of the total rentable square feet, parking represented approximately 240,000 and 218,000 square feet as of September 30, 2020 and 2019, respectively. On a same-store basis, for the same periods, parking represented approximately 139,000 square feet.

(4)

Determined by dividing the sum of the month-end occupied square feet for the applicable group of facilities for each applicable period by the sum of their month-end rentable square feet for the period.

(5)	Total average physical occupancy includes the Surprise, Escondido, Ocoee, and Punta Gorda properties which were not physically stabilized as of September 30, 2020.
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

Our same-store revenue increased by approximately $30,000 for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in average physical occupancy of approximately 1.6%, offset by the impact of the COVID-19 pandemic and the resulting reduction in late fees and pausing existing customer rate increases during the second quarter of 2020.

Our same-store property operating expenses increased by approximately $60,000 for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to increased payroll expense due to bonuses to our store personnel.

The following table presents a reconciliation of net loss as presented on our consolidated statements of operations to property operating income, as stated above, for the periods indicated:

	For the Nine Months Ended September 30,
	2020	2019
Net loss	$(9,373,707)	$(7,119,204)
Adjusted to exclude:
Asset management fees (1)	2,358,356	1,352,797
General and administrative	2,502,863	1,782,454
Depreciation	5,899,252	3,533,813
Intangible amortization expense	2,746,401	3,774,255
Acquisition expenses—affiliates	342,192	481,857
Other property acquisition expenses	50,012	313,089
Interest expense	3,139,590	2,109,907
Interest expense—debt issuance costs	1,055,455	1,157,426
Equity in loss of unconsolidated real estate venture	168,689	-
Other	(69,889)	23,007
Total property operating income	$8,819,214	$7,409,401

(1)	Asset management fees are included in Property operating expenses – affiliates in the consolidated statements of operations.

Liquidity and Capital Resources

Cash Flows

A comparison of cash flows for operating, investing and financing activities for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change
Net cash flow provided by (used in):
Operating activities	$1,352,194	$397,364	$954,830
Investing activities	(27,149,635)	(65,435,881)	38,286,246
Financing activities	30,760,232	54,882,436	(24,122,204)

Cash flows provided by operating activities for the nine months ended September 30, 2020 and 2019 were approximately $1.4 million and $0.4 million, respectively, a change of approximately $1.0 million. The increase in cash provided by our operating activities is primarily the result of an increase in cash provided by operating assets and liabilities.

Cash flows used in investing activities for the nine months ended September 30, 2020 and 2019 were approximately $27.1 million and $65.4 million, respectively, a change of approximately $38.3 million. The decrease in cash used in our investing activities is primarily the result of decreases in cash used for purchase of real estate of approximately $22.6 million a return of capital on investments in unconsolidated real estate ventures of approximately $10.5 million, and a decrease in investments in unconsolidated real estate ventures of approximately $5.1 million for the nine months ended September 30, 2020.

Cash flows provided by financing activities for the nine months ended September 30, 2020 and 2019 were approximately $30.8 million and $54.9 million, respectively, a change of approximately $24.1 million. The decrease in cash provided by our financing activities is primarily the result of an increase in net proceeds from debt of approximately $37.3 million, offset by a decrease in net proceeds raised from our offering of approximately $59.9 million and an increase in distributions paid to common stockholders of approximately $2.0 million.

Short-Term Liquidity and Capital Resources

We generally expect that we will meet our short-term operating liquidity requirements from the combination of existing cash balances, capacity on our revolving credit facility, proceeds from secured or unsecured financing from banks or other lenders, net cash provided by property operations, and advances from our Advisor which will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in our advisory agreement with our Advisor.

Distribution Policy

In order to give our board of directors maximum flexibility to monitor and evaluate the situation related to the financial impact of COVID-19, on March 30, 2020, our board of directors changed its distribution authorizations from a quarterly to monthly authorization starting with the second quarter of 2020.

On September 25, 2020, our board of directors changed its distribution authorizations from monthly back to quarterly for the fourth quarter of 2020 and the foreseeable future. In addition, the board of directors authorized a daily distribution rate of approximately $0.00427 per day per share on the outstanding shares of common stock payable to Class A, Class T and Class W stockholders of record of such shares as shown on our books at the close of business on each day of the period commencing on October 1, 2020 and ending December 31, 2020. In connection with these distributions, for the stockholders of Class T shares, after the stockholder servicing fee is paid, approximately $0.00361 per day will be paid per Class T share and for the stockholders of Class W shares, after the dealer manager servicing fee is paid, approximately $0.00396 per day will be paid per Class W share. Such distributions payable to each stockholder of record during a month will be paid the following month.

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

Distributions are paid to our stockholders as of the record date selected by our board of directors. We currently pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to continue to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. Our board of directors may increase, decrease or eliminate the distribution rate that is being paid at any time. Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A Shares, Class T Shares and Class W Shares will likely differ because of different allocations of class-specific expenses. Specifically, distributions on Class T Shares will likely be lower than distributions on Class A Shares because Class T Shares are subject to ongoing stockholder servicing fees and distributions of Class W Shares will likely be lower than distributions on Class A Shares because Class W Shares are subject to the ongoing dealer manager servicing fees. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Public Offering;
•	our operating and interest expenses;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

The following shows our distributions and the sources of such distributions for the respective periods presented:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
Distributions paid in cash — common stockholders	$5,791,928		$3,807,794
Distributions paid in cash — Operating Partnership unitholders	10,440		10,426
Distributions reinvested	5,290,598		3,530,610
Total distributions	$11,092,966		$7,348,830
Source of distributions
Cash flows provided by operations	$1,352,194	12.2%	$397,364	5.4%
Proceeds from the Primary Offering	4,450,174	40.1%	3,420,856	46.6%
Offering proceeds from distribution reinvestment plan	5,290,598	47.7%	3,530,610	48.0%
Total sources	$11,092,966	100.0%	$7,348,830	100.0%

From inception through September 30, 2020, we paid cumulative distributions of approximately $27.1 million, as compared to cumulative net loss attributable to our common stockholders of approximately $24.9 million. Net loss attributable to our common stockholders from inception through September 30, 2020, reflects non-cash depreciation and amortization of approximately $25.4 million, and acquisition related expenses of approximately $3.3 million.

For the nine months ended September 30, 2020, we paid distributions of approximately $11.1 million, as compared to a net loss attributable to our common stockholders of approximately $9.4 million. Net loss attributable to our common stockholders for the nine months ended September 30, 2020 reflects non-cash depreciation and amortization of approximately $9.7 million and acquisition related expenses of approximately $0.4 million.

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

As a result of the suspension of our distribution reinvestment plan on November 10, 2020, our distributions will all be paid in cash until such time as our board of directors resumes our distribution reinvestment plan, if ever. Please see Note 11 – Subsequent Events.

Indebtedness

As of September 30, 2020, our total indebtedness was approximately $126.1 million which included approximately $84.3 million of variable rate debt and approximately $42.6 million of fixed rate debt, less approximately $0.8 million in net debt issuance costs. As of December 31, 2019, our total indebtedness was approximately $109.1 million which included approximately $107.0 million of variable rate debt and approximately $2.2 million of fixed rate debt, less approximately $75,000 in net debt issuance costs.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2020:

	Payments due during the years ended December 31,
	Total	2020	2021-2022	2023-2024	Thereafter
Mortgage interest(1)	$19,762,253	$979,862	$7,522,360	$3,593,193	$7,666,838
Mortgage principal(2)	$126,872,591	33,004	44,283,810	40,608,627	41,947,150
Total contractual obligations	$146,634,844	$1,012,866	$51,806,170	$44,201,820	$49,613,988

(1)

Interest expense on variable rate debt was calculated based upon the contractual rate in effect as of September 30, 2020. Interest expense on the Revolving KeyBank Credit Facility is calculated presuming the amount outstanding as of September 30, 2020 would remain outstanding through the maturity date of June 27, 2022.

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

As of September 30, 2020, our total indebtedness was approximately $126.1 million which included approximately $84.3 million of variable rate debt and approximately $42.6 million of fixed rate debt, less approximately $0.8 million in net debt issuance costs. As of December 31, 2019, our total indebtedness was approximately $109.1 million, which included approximately $107.0 million in variable rate debt and approximately $2.2 million in fixed rate debt, less approximately $75,000 in debt issuance costs. A change in interest rates on variable debt could impact the interest incurred and cash flows and its fair value. If the underlying rate of the related index on our variable rate debt were to increase by 100 basis points, the increase in interest would decrease future earnings and cash flows by approximately $0.4 million annually.

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

The following table summarizes future debt maturities and average interest rates on our outstanding debt as of September 30, 2020:

	Payments due during the years ended December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Variable rate debt	$—	$—	$44,000,000	$40,286,302	$—	$—	$84,286,302
Average interest rate(1)	2.8%	2.8%	2.8%	3.8%	N/A	N/A
Fixed rate debt	$33,004	$137,392	$146,418	$156,038	$166,287	$41,947,150	$42,586,289
Average interest rate	3.7%	3.7%	3.7%	3.7%	3.7%	3.7%

(1)

Interest expense for the variable rate debt was calculated based on the rate in effect on September 30, 2020. Interest expense on the Revolving KeyBank Credit Facility is calculated presuming the amount outstanding as of September 30, 2020 would remain outstanding through the maturity date of June 27, 2022.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The following should be read in conjunction with the risk factors set forth in the “Risk Factors” section of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

We have incurred a net loss to date, have an accumulated deficit and our operations may not be profitable in 2020.

We incurred a net loss attributable to common stockholders of approximately $9.4 million and $7.1 million for the nine months ended September 30, 2020 and 2019, respectively. Our accumulated deficit was approximately $24.9 million as of September 30, 2020.

The Merger Consideration will not be adjusted in the event of any change in the relative values of the Company or SmartStop.

Upon the consummation of the Merger, each outstanding share of SST IV Common Stock will be converted automatically into the right to receive 2.1875 shares of SmartStop’s Class A Common Stock, $0.001 par value per share (“SmartStop Class A Common Stock”) (the “Exchange Ratio”). The Exchange Ratio will not be adjusted before or after consummation of the Merger. Except as expressly contemplated in the Merger Agreement, no change in the Merger Consideration will be made for any reason, including the following:

•	changes in the respective businesses, operations, assets, liabilities and prospects of the Company or SmartStop;

•	changes in the estimated value per share of either the shares of SST IV Common Stock or SmartStop Class A Common Stock;

•

interest rates, general market and economic conditions, market and economic conditions in specific geographic regions, and other factors generally affecting the businesses of the Company and SmartStop;

•	federal, state and local legislation, governmental regulation, and legal developments in the businesses in which the Company and SmartStop operate;

•	dissident stockholder activity, including any stockholder litigation challenging the transaction; and

•	acquisitions, disposals, or new development opportunities.

Completion of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed, which could result in the requirement that the Company pay a termination payment to SmartStop or, in certain circumstances, that the Company or SmartStop pay expenses to the other party.

The Merger Agreement is subject to many conditions, which must be satisfied or waived in order to complete the Merger. The mutual conditions of the parties include, among others, the approval by the Company’s stockholders of the Merger and Charter Amendment. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, among others: (a) the accuracy of the other party’s representations and warranties; (b) the other party’s compliance with its covenants and agreements contained in the Merger Agreement; (c) the absence of an event that constitutes a material adverse effect on the other party; and (d) the receipt of customary legal opinions.

There is no assurance that the Merger will be completed. Failure to consummate the Merger may adversely affect the Company’s results of operations and business prospects for the following reasons, among others: (i) the Company has incurred and will continue to incur certain transaction costs, regardless of whether the Merger closes, which could adversely affect the Company’s financial condition, results of operations and ability to make distributions to its stockholders, and (ii) the Merger, whether or not it closes, will divert the attention of certain management and other key employees of the Company from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company.

In addition, the Company or SmartStop may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger has not been consummated by August 6, 2021 (the “Outside Date”). The Merger Agreement also may be terminated in certain circumstances if a final and non-appealable order is entered prohibiting the transactions contemplated by the Merger Agreement, upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied, or if the Company’s stockholders fail to approve the Merger Proposal or the Charter Amendment Proposal. In addition, at any time prior to the time the Company’s stockholders approve the Merger Proposal and the Charter Amendment Proposal, the Company has the right to terminate the Merger Agreement in order to enter into an Alternative Acquisition Agreement (as such term is defined in the Merger Agreement) with a third party relating to a Superior Proposal (as such term is defined in the Merger Agreement). Finally, at any time prior to the time the Company’s stockholders approve the Merger Proposal and the Charter Amendment Proposal, SmartStop has the right to terminate the Merger Agreement upon an Adverse Recommendation Change (as such term is defined in the Merger Agreement), upon the commencement of a tender offer or exchange offer for any shares of SST IV Common Stock that constitutes an Acquisition Proposal (as such term is defined in the Merger Agreement) if the Company’s board of directors (the “Board”) fails to recommend against acceptance of such tender offer or exchange offer or to publicly reaffirm the Board’s recommendation after being requested to do so by SmartStop or if the Company breaches or fails to comply in any material respect with certain of its obligations regarding the solicitation of and response to Acquisition Proposals.

In certain circumstances specified in the Merger Agreement, the Company may be required to pay SmartStop a termination payment of $7,200,000 or one party may be required to reimburse the other party's transaction expenses (subject to a cap of $1,500,000).

Failure to complete the Merger could negatively impact the future business and financial results of the Company.

If the Merger is not completed, the ongoing business of the Company could be materially and adversely affected and the Company will be subject to a variety of risks associated with the failure to complete the Merger, including the following:

•	the Company being required, under certain circumstances in which the Merger Agreement is terminated, to pay to SmartStop a termination payment of $7.2 million;
•	the Company having to bear certain costs relating to the Merger, such as legal, accounting, financial advisor, filing, printing, and mailing fees;
•	the diversion of the Company’s management’s focus and resources from operational matters and other strategic opportunities while working to implement the Merger; and
•	the Company failing to achieve economies of scale and to recognize the benefits thereof.

If the Merger is not completed, these risks could materially affect the business and financial results of the Company.

The pendency of the Merger, including as a result of the restrictions on the operation of the Company’s and SmartStop’s business during the period between signing the Merger Agreement and the completion of the Merger, could adversely affect the business and operations of the Company, SmartStop, or both.

During the pendency of the Merger, some business partners or vendors of each of the Company and SmartStop may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows, and expenses of the Company and SmartStop, regardless of whether the Merger is completed. In addition, due to operating covenants in the Merger Agreement, each of the Company and SmartStop may be unable without the consent of the other party to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions, and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.

The Company expects to incur substantial expenses related to the Merger.

The Company expects to incur substantial expenses in connection with completing the Merger and integrating the properties and operations of the Company that SmartStop is acquiring with those of SmartStop. Although the Company has assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond the control of the Company that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the actual transaction expenses associated with the Merger could significantly exceed the estimated transaction expenses.

The ownership positions of the Company’s stockholders and the SmartStop stockholders will be diluted by the Merger.

The Merger will result in the Company’s stockholders having an ownership stake in the combined company after the completion of the merger (the “Combined Company”) that is smaller than their current stake in the Company. Upon completion of the Merger, based on the number of shares of SST IV Common Stock, the number of shares of SmartStop’s common stock, and the number of limited partnership units of SmartStop’s operating partnership outstanding on September 30, 2020, the Company’s stockholders will own approximately 25% of the ownership interests in the Combined Company, continuing SmartStop stockholders will own approximately 64% of the ownership interests in the Combined Company, and the Combined Company’s management will own approximately 11% of the ownership interests in the Combined Company. Consequently, the Company’s stockholders and continuing SmartStop stockholders will have less influence over the management and policies of the Combined Company following the Merger than they currently exercise over the management and policies of the Company and SmartStop, respectively.

Litigation challenging the Merger may increase transaction costs and prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

If any stockholder files a lawsuit challenging the Merger, the Company can provide no assurances as to the outcome of any such lawsuit, including the costs associated with defending such claims or any other liabilities that may be incurred in connection with the litigation or settlement of such claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may prevent the completion of the Merger in the expected time frame, or may prevent it from being completed altogether. Whether or not any such plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operations of the Company’s business.

The Combined Company will have substantial indebtedness upon completion of the Merger.

In connection with the Merger, the Combined Company will assume, and may refinance, certain indebtedness of the Company and will be subject to risks associated with such indebtedness. As of September 30, 2020, the Company had $127 million of outstanding debt, and SmartStop had $717 million of outstanding debt. After giving effect to the Merger, the Combined Company’s total pro forma consolidated indebtedness may increase.

The Combined Company’s indebtedness could have important consequences to holders of its common stock, including the Company’s stockholders who receive SmartStop Class A Common Stock in the Merger, including:

•	the risk of a complete loss of stockholders’ investments should the Combined Company become unable to pay its debts;
•	vulnerability of the Combined Company to general adverse economic and industry conditions;
•	limiting the Combined Company’s ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements;
•

requiring the use of a substantial portion of the Combined Company’s cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to fund working capital, acquisitions, capital expenditures, general corporate requirements, and distributions to stockholders;

•	limiting the Combined Company’s flexibility in planning for, or reacting to, changes in its business and its industry;
•	putting the Combined Company at a disadvantage compared to its competitors with less indebtedness; and
•	limiting the Combined Company’s ability to access capital markets.

The future results of the Combined Company will suffer if the Combined Company does not effectively manage its expanded portfolio and operations following the Merger.

Following the Merger, the Combined Company will have an expanded portfolio and operations and likely will continue to expand its operations through additional acquisitions and other strategic transactions. The future success of the Combined Company will depend, in part, upon its ability to manage its expansion opportunities, integrate new operations into its existing business in an efficient and timely manner, successfully monitor its operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. The Combined Company cannot assure investors that its expansion or acquisition opportunities will be successful, or that the Combined Company will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

If and when the Combined Company completes a liquidity event, the market value ascribed to the shares of common stock of the Combined Company upon the liquidity event may be significantly lower than the estimated net asset values per share of the Company and SmartStop used to establish the exchange ratio in the Merger.

In approving and recommending the Merger, the Committee and the special committee of the board of directors of SmartStop (the “SmartStop Special Committee”) considered the most recent estimated net asset values per share of the Company and SmartStop, which are as of March 31, 2020 and as of December 31, 2019, respectively. The estimated net asset value per share of the Combined Company will only be determined after the Merger. In the event that the Combined Company completes a liquidity event after the consummation of the Merger the value ascribed to the shares of the Combined

Company in connection with such liquidity event may be significantly lower than the estimated net asset values considered by the Committee and the SmartStop Special Committee and the estimated net asset value per share of the Combined Company that may be reflected on the account statements of stockholders of the Combined Company after the consummation of the Merger.

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

As of September 30, 2020, we had sold approximately 5.1 million Class A shares for gross offering proceeds of approximately $126.4 million, approximately 4.0 million Class T shares for gross offering proceeds of approximately $97.2 million and approximately 1.1 million Class W shares for gross offering proceeds of approximately $25.3 million pursuant to our Primary Offering and had sold approximately 360,577 Class A Shares in the Private Offering Transaction for gross proceeds of approximately $7.5 million. In conjunction with the Private Offering Transaction and the Primary Offering, we have incurred approximately $19.7 million in sales commissions and dealer manager fees (of which approximately $13.4 million was re-allowed to a third party broker-dealer), and approximately $5.1 million in organization and offering costs. On July 30, 2020, prior to the termination of our Public Offering, we filed with the SEC a Registration Statement on Form S-3, which registered up to an additional $50 million in shares under our distribution reinvestment plan (our “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.

With the net offering proceeds of the Public Offering, we acquired approximately $321 million in self storage facilities and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statements of cash flows included in this report.

(c)

In order to preserve cash in light of the uncertainty relating to COVID-19 and its potential impact on our overall financial results, on March 30, 2020, our board of directors approved the suspension of our share redemption program, effective on April 29, 2020. The share redemption program will remain suspended until its resumption is approved by the board, if ever. As a result, we were not able to honor redemption requests made during the nine months ended September 30, 2020. For the year ended December 31, 2019, we received redemption requests totaling approximately $1.4 million (approximately 62,000 shares), approximately $0.7 million of which were fulfilled during the year ended December 31, 2019, with the remaining approximately $0.7 million included in accounts payable and accrued liabilities as of December 31, 2019, and fulfilled in January 2020. During the nine months ended September 30, 2020, we received redemption requests totaling approximately $0.9 million (approximately 39,000 shares); however, due to the suspension of our share redemption program, no share redemption requests were fulfilled.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3

Certificate of Correction to the First Articles of Amendment and Restatement of Strategic Storage Trust IV, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q, filed on August 13, 2018, Commission File No. 000-55928

3.4

Amendment No. 1 to the Bylaws of Strategic Storage Trust IV, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 10, 2020, Commission File No. 000-55928

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix A to prospectus), incorporated by reference to the Company’s prospectus, dated April 30, 2020, Commission File No. 333-212639

10.1	Master Mortgage Commitment Agreement, dated July 9, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 15, 2020, Commission File No. 000-55928

10.2

First Amendment to Loan Documents, dated September 2, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 9, 2020, Commission File No. 000-55928

10.3

Amended and Restated Term Loan Promissory Note, in the principal amount of $40,782,500, by the borrowers listed thereto in favor of TCF National Bank, dated September 2, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 9, 2020, Commission File No. 000-55928

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

101*

The following Strategic Storage Trust IV, Inc. financial information for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC STORAGE TRUST IV, INC. (Registrant)
Dated: November 13, 2020	By:	/s/ Matt F. Lopez
Matt F. Lopez Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)